Form 10-Q
period 2010-06-30
United States Oil & Gas Corp
filed 2010-09-07
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

UNITED STATES OIL AND GAS CORP

(Exact name of registrant as specified in its charter)

Delaware	26-0231090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11782 Jollyville Road, Suite 211B Austin, Texas 78759

(Address of Principal Executive Offices including Zip Code)

Issuer’s telephone number: (512) 464-1225

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☑

As of June 30, 2010, there were 1,029,378,400 shares of the issuer’s common stock, $0.000003 par value, outstanding.

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-Q are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Our public filings are available at www.usaoilandgas.com and on EDGAR at www.sec.gov.

Please see “Part I, Item 1A—Risk Factors” of our Registration Statement on Form 10, as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED STATES OIL AND GAS CORP
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$462,007	$395,510
Accounts receivable – trade, net	1,614,217	892,564
Deposit on Acquisitions	-	170,600
Inventory	236,178	72,288
Prepaid Expenses	8,435	8,000
Deferred tax asset	450
Total Current Assets	2,321,287	1,538,962
PROPERTY AND EQUIPMENT, net	1,456,409	158,808
Other Assets
Deposits	1,490
Intangible Assets	6,050	6,050
Accumulated Amortization	(5,209)	(4,802)
Deferred Tax Asset	8,000
Goodwill	3,396,126
Investment in Subsidiaries	-	4,684,667
Total Other Assets	3,406,458	4,685,915
Total Assets	$7,184,153	$6,383,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes Payable – Current	4,935,581	4,162,293
Related Party Notes Payable – Current	162,000
Convertible Notes Payable	227,800	330,600
Accounts Payable	674,990	190,680
Accrued Expenses	104,106	13,798
Interest Payable	37,605	2,893
Taxes Payable	354,424	158,420
Total Current Liabilities	6,496,506	4,858,684
Deferred Tax Liability	24,000
Notes Payable – Long Term	62,895
Related Party Notes Payable – Long Term	511,217
Total Liabilities	7,094,618	4,858,684
STOCKHOLDERS’ EQUITY
Common Stock, .000003 par value, 1,875,000,000 shares authorized,
1,029,378,400 issued and outstanding at June 30, 2010	3,087	22,479
Preferred Stock, .001 par value, 10,000,000 shares authorized, 121,888 issued and outstanding pari passu or senior to any new preferred shares, convertible to common stock at 80% of market price, callable any time at $6 per share,
dividends shall not accrue unless declared, $5 per share liquidation preference	122	97,565
Additional Paid In Capital	2,517,775	1,947,773
Retained Earnings (Deficit)	(2,437,480)	(254,568)
Net Income (loss)	6,031	(288,248)
Total Stockholders’ Equity	89,535	1,525,001
Total Liabilities and Stockholders’ Equity	$7,184,153	$6,383,685
See Notes to Financial Statements.

UNITED STATES OIL AND GAS CORP
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SALES, net	$5,970,172	$1,563,794	$11,365,619	$1,563,794
Cost of Goods Sold	5,366,670	1,455,939	10,311,740	1,455,939
Gross Profit	603,502	107,855	1,053,879	107,855
Operating Expenses:
Salaries and Benefits	229,239	45,361	436,863	45,361
Consultant Fees	9,325	147,737	17,035	347,737
Service and Prospecting Fees	21,025	97,240	65,334	203,593
Travel and Entertainment	4,312	4,637	5,743	6,184
Professional Fees	62,856	49,960	116,710	103,586
General and Administrative	48,601	20,440	133,113	29,010
Repairs and Maintenance	46,764	30,729	73,472	30,729
Depreciation	56,629		113,242
Amortization	100		201
Bad Debt Expense	577		2,075
Other Operating Expense	26,357		38,682
Total Operating Expenses	505,785	396,103	1,002,470	766,200
Income (loss) from Operations	97,717	(288,248)	51,409	(658,344)
Non-Operating Income (expense):
Interest Income	28,499		52,928	286
Interest Expense	(17,334)		(61,501)
Finance Fee			(250,000)
Other Income (loss)	(1,092)		(4,592)
Recovery of bad debt	1,210		3,570	-
Total Non-Operating Income, net	11,283	-	(259,595)	286
Income (loss) Before Income Taxes	109,000	(288,248)	(208,186)	(658,059)
Income Tax Expense	102,969	-	132,914	-
NET INCOME (LOSS)	$6,031	$(288,248)	$(341,100)	$(658,059)

Earnings Per Share:
Basic	0.00001		(0.0003)
Diluted	0.000004		(0.0002)

See Notes to Financial Statements

UNITED STATES OIL AND GAS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$6,031	$(288,248)	$(341,100)	$(658,059)
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization	56,729		113,443
Changes in operating assets and liabilities:
Deposit on Acquisitions		(170,600)		(170,600)
Convertible Shares Outstanding		97,565		97,565
Convertible Note Payable		750,000		750,000
Convertible Notes Outstanding		94,600		94,600
Accounts Receivable	(271,764)		(254,519)
Inventories	28,734		(42,085)
Prepaid expenses			29,846
Deferred tax	102,970		132,915
Accounts payable	38,610	31,176	75,499	42,170
Accrued expenses	19,122		40,391
Interest payable			(25,273)
Finance fee utilized through increase in note payable			250,000
Other current assets			(450)
Other non-cash reconciling items			29,697	(3,680)
Net cash provided by (used in) operating activities	(19,568)	514,493	8,364	151,996
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(47,636)		(59,200)
Assumption of subsidiary receivables/payables on acquisitions			55,083
Cash received on note	10,000	(504,850)		(504,850)
Net cash provided by (used in) investing activities	(37,636)	(504,850)	(4,117)	(504,850)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital		(1,840)		(1,840)
Payments towards notes payable – Current	737,748		737,748
Proceeds from sale of convertible notes	25,000		25,000	236,000
Payment on long-term notes payable	(764,992)		(785,607)
Imputed interest paid on convertible notes	18,269		18,269
Issuance of common stock			125,000	185,690
Net cash provided by (used in) financing activities	16,025	(1,840)	120,410	423,530
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,179)	7,803	124,657	74,356
CASH, BEGINNING OF PERIOD	503,186	387,707	337,350	324,834
CASH, END OF PERIOD	$462,007	$395,510	$462,007	$395,510
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	15,000		84,440
Non-Cash Investing and Financing Activities:
Capital assets acquired in purchase of subsidiary (includes
increase in fair market value of $820,000)			1,078,077
Issuance of debt for purchase			(650,000)
Assumption of debt for purchase			(319,553)
Prior year payment on purchase			(170,000)
Goodwill acquired in purchase of subsidiary			356,393
Debt converted to equity			247,500
Prior period adjustment to increase subsidiary’s book value
of capital assets			332,809

See Notes to Financial Statements

UNITED STATES OIL AND GAS CORP

Notes to Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company transactions and balances have been eliminated in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form 10..  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration of Credit Risk

The principal business activities of United States Oil and Gas Corp, (the Company) is the acquisition of domestic oil and gas service companies, those that primarily market and distribute refined fuels and propane to retail and wholesale customers. The Company’s office is located in Austin, Texas. The Company acquired its first company, Turnbull Oil, Inc. (“Turnbull”), located in Plainville, Kansas, on May 15, 2009. On January 1, 2010, the Company acquired its second wholly owned operating subsidiary, United Oil & Gas, Inc. (“United”), located in Bottineau, North Dakota.

Turnbull is a corporation organized under the laws of Kansas. It is the parent of its wholly owned subsidiary Basinger, Inc., also a corporation organized under the laws of Kansas. The corporations are bulk distributors of petroleum products form Plainville, Palco, Hill City and Utica, Kansas. Their primary customers are businesses in the agricultural and oil related industries in Kansas.

The principal business activities of United are sales, made throughout North Dakota and neighboring states, of oil and gas; and the operation of a convenience store, located in Belcourt, North Dakota.

Oil and gas service companies such as Turnbull and United purchase bulk fuel, distillates and propane from regional suppliers, then store, sell, and deliver to, among other customers, local businesses, drillers, farms, wholesalers, and individuals. The margin on sales is adjusted according to purchase price. Therefore, while sales volume can vary greatly from one year to the next (because of large fluctuation in wholesale fuel costs), margins remain fairly consistent.

In addition to its acquisition strategy, the Company intends to acquire and/or develop and deploy proprietary technologies that will explore or extract oil and gas trapped in the earth using the latest technologies that create the smallest ecological footprint as possible. The Company has one patent that support this ancillary strategy but does not rely on revenue generation from this technology in its financial projections.

Principles of Consolidation

The consolidated financial statements include the accounts of Turnbull and its wholly-owned subsidiary, Basinger, Inc., and United. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains its cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits are periodically in excess of federally insured limits on a temporary basis.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Net accounts receivables of approximately $1.6 million and $0.9 million at June 30, 2010 and 2009, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $190,000 and $0 at June 30, 2010 and 2009, respectively.

Inventory

Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense currently. Depreciation is provided over the estimated useful lives of the individual assets using the accelerated and straight-line depreciation methods and range from five to 39 years.

Income Taxes

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the Federal government.  The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectability is probable.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were approximately $0 and $0 during the three months ended June 30, 2010 and 2009, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30,:
	2010	2009

Accounts receivable	$1,804,217	$892,564
Allowance for uncollectible accounts	(190,000)	-

	$1,614,217	$892,564

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:
	2010	2009

Buildings	$603,382	$101,720
Equipment	721,743	325,121
Land	71,825	10,273
Vehicles	1,394,247	800,387
Intangible Assets	6,050	6,050
Accumulated depreciation and amortization	(1,339,997)	(1,083,495)
	$1,457,250	$160,056

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 totaled $61,062 and $0, respectively, and for the six months ended June 30, 2010 and 2009 totaled $113,443 and $0, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2010, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of June 30, 2010). The line of credit is secured by all accounts receivable, inventory and equipment. As of June 30, 2010 and June 30, 2009, the balance outstanding is zero.

NOTE 5 – DEBT

Debt consisted of the following at June 30:
	2010	2009
Short term:
Unsecured convertible notes payable with annual interest rate of 5%	$154,700	$-
Unsecured convertible notes payable with annual interest rate of 10%	73,100	330,600
Total convertible notes	227,800	330,600
Unsecured notes payable maturing December 31, 2010. Note is convertible to common stock.	3,987,748	3,412,293
Debt payable in stock to United subsidiary. Due December 31, 2010	150,000	-
Note payable with annual interest payable quarterly maturing April 9, 2011	750,000	750,000
Current portion of long term notes payable on capital equipment	47,833	-
Non-related party notes payable - current	4,935,581	4,162,293
Related party notes payable	162,000	-
Long term unsecured notes payable with annual interest of 5%, maturing December 31, 2011	511,217	-
Long term portion of notes payable on capital equipment with average 9% annual interest rate	62,895	-
Total Debt	$5,899,493	$4,492,893

Minimum principal payments of debt in subsequent years:
2011	$5,836,598
2012	15,097
2013	18,866
2014	28,932

Interest expense on the notes payable for the three months ended June 30, 2010 totaled $17,334, and $61,501 for the six months ended June 30, 2010.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:
	2010	2009
Accrued salaries	$12,807	$-
Accrued property tax	4,234	-
Accrued state fuel tax	44,093	-
Miscellaneous accruals	42,683	13,798
	$104,106	$13,798

NOTE 7 – CONCENTRATIONS

The Company had concentrations with certain customers (receivables in excess of 10% of total) for the three months ended June 30, 2010 as follows:
	2010
	Amount	%
Customer A	$247,925	15%
Total	$247,925	15%

NOTE 8 – TAXES

The provision for income taxes consisted of the following at June 30:
	2010	2009
Currently payable at statutory rates	$118,969	$-
Change in deferred taxes	(16,000)	-
	$102,969	$-

Because the Company and its Turnbull subsidiary have different tax year ends, separate tax returns are filed. The amounts currently payable relate to the tax returns filed by Turnbull and its subsidiary.

Deferred tax assets results from temporary differences (primarily the allowance for uncollectible accounts) and consist of the following:
	2010	2009
Deferred long-term tax assets	$582,000	$480,000
Less: Valuation allowance	(480,000)	(480,000)
Deferred long-term tax liability	(118,000)	-
Net Deferred Tax Liability	$(16,000)	$-

The effective income tax rate for income from continuing operations for the years ended 2010 and 2009 varies from the statutory income tax rates as follows:
	2010	2009
Statutory combined rate	41%	-
Permanent and other differences	-2%	-
	39%	-

Accounting for uncertain tax positions

On January 1, 2009 the Company adopted a standard under which tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of the standard the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on the Company financial statements and the Company has recorded no additional interest or penalties. The adoption of the standard did not impact the Company's effective tax rates.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended June 30, 2010, the Company did not recognize any interest or penalties in the Company's statement of operations, nor did the Company have any interest or penalties accrued in its balance sheet at June 30, 2010 relating to unrecognized benefits. With few exceptions, the Company is no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Net Operating Loss Carry Forward

The Company has a net operating loss carry forward in the amount of $1,438,010 that would normally generate a deferred tax asset in the amount of $480,000. It is management’s opinion that it is unlikely to utilize the net operating loss, therefore valuation allowance of $480,000 has been established for a result in a net zero deferred tax asset.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company sponsors a Sec. 401(k) defined contribution retirement plan. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. Contributions for the three months ended June 30, 2010 and 2009 totaled $1,629 and $4,308, respectively.

NOTE 10 – COMMON STOCK

Common stock consists of 1,875,000,000 authorized shares of $0.000003 par value common stock.  At June 30, 2010, 1,029,378,400 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net income as of June 30, 2010 ($6,031) by the number of common shares as of June 30, 2010 (1,029,378,400). The result was $0.00001.

On a fully diluted basis, there would have been 1,372,145,492 shares as of June 30, 2010, creating earnings per share of $0.000004. Calculation of fully diluted shares is as follows if preferred shareholders with 121,888 of preferred shares outstanding and convertible note-holders with $202,800 of convertible notes converted their notes to common shares per the applicable conversion rate at 6/30/10: The $5 per share preferred shares are convertible at 80% of the average stock price for the last three days of the quarter ($0.003) would have created 308,837,838 additional common shares (121,888 times 5 divided by $0.003 divided by 80%). The $202,800 of convertible notes was convertible at the same 80% rate. With the interest built in this would have created an additional 33,929,254 shares (202,800 plus interest divided by $0.01 divided by 80%).

NOTE 11 – PREFERRED STOCK

Preferred stock consists of 10,000,000 authorized shares of $0.001 par value. At June 30, 2010, 121,888 shares were issued and outstanding.

NOTE 12 – RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various agreements with certain shareholders and affiliates for the three months ended June 30, 2010 and 2009. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements amounted to $47,250, and $156,000 for the three months ended June 30, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009 totaled $146,031 and $316,000, respectively.

 For the three months ended June 30, these related party payments included:
Contract	Affiliate	Monthly Amount	2010	2009
The Company has entered into a contractual agreement for the procurement of human resources. Monthly service costs will vary based on services required and can be cancelled by either party with 30 days notice.	HR Management Systems is an affiliated company with Alex Tawse, President and Shareholder	Currently $5,000 per month	$17,250	$72,000

The Company has ended a financial consulting agreement with Kaleidoscope Real Estate, Inc. as of June 30, 2009.	Kaleidoscope is no longer an affiliated company or shareholder	No current commitment	0	60,000

The Company has entered into a contract with its President for services.	Alex Tawse, President and Shareholder	Currently $10,000 per month	30,000	24,000

The Company has paid The Good One for services in prior years and borrowed $99,800 in 2009 in exchange for convertible note payable in shares at 5% interest. Conversion is at 80% of market price.	The Good One is no longer an affiliated company though is a shareholder		0	0

			$47,250	$156,000

NOTE 13 – PRIOR PERIOD ADJUSTMENT

The financial statements reflect a prior period adjustment increasing retained earnings by $187,802. The adjustment is from a correction of the depreciation method being used on certain acquisitions for the year ended December 31, 2009.

NOTE 14 – SUBSEQUENT EVENTS

On July 15, 2010, Jeff Turnbull converted $200,000 of the note payable into 400 million shares of USOG common stock.

On August 3, 2010, the Company filed a definitive information statement announcing that it had obtained the approval of the holders of more than a majority of the shares of the Company’s outstanding common stock to approve an amendment to the Company’s certificate of incorporation to increase the number of the Company’s authorized common stock from 1,875,000,000 to 5,000,000,000 shares.  The Company filed the amendment to its Certificate of Incorporation on August 26, 2010.

The Company has evaluated subsequent events through August 31, 2010, the date these financial statements were issued.

NOTE 15 – CASH FLOW

The Company has incurred substantial losses and debt in the acquisition of its subsidiaries. As of June 30, 2010, the Company’s current liabilities exceed its current assets by approximately $4,175,219. These factors along with the uncertain economy create an uncertainty as to the Company’s ability to continue as a going concern. The Company is developing a plan to reduce its liabilities and improve its cash flows by issuing additional stock and notes payable along with improving operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form 10.  This discussion also contains forward-looking statements.  Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

Company Overview

United States Oil and Gas Corp, referred to as “the Company,” “USOG,” “we,” “our” or “us”, was founded in April 2007. We identify and attempt to acquire domestic oil and gas service companies that market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers. Our acquisition targets are small to mid-sized family-run companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. Oil and gas service companies typically purchase bulk fuel and propane from regional suppliers, then store, sell, and deliver the fuel and propane to local businesses, drillers, farms, wholesalers, and individuals. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

We deploy a prospecting system to identify potential acquisition targets that fit our strategy. The system incorporates successful small to mid-size Midwest companies that are not readily targeted by larger competitors. Our management then intends to use its operational expertise to increase the profitability of the acquired businesses through the implementation of streamlined processes and the synergies between the companies that are purchased.

We acquired Turnbull, located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, KS, on May 15, 2009. We made our second acquisition, United, located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in 2010. We intend to continue to integrate these acquisitions with a short-term focus on acquiring additional oil and gas service companies and expanding within the oil and gas service sector. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

Results of Operations

REVENUES
	Three months ended June 30				Six months ended June 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Sales by Subsidiary:
Turnbull Oil	4,375	73	1,564	100	8,090	71	1,564	100
United Oil	1,595	27	0	0	3,276	29	0	0
TOTAL	5,970	100	1,564	100	11,366	100	1,564	100

For the quarter ended June 30, 2010, sales were $5.97 million. Turnbull Oil subsidiary provided 73% of sales compared to 27% from United Oil. For the six moths ended June 30, 2010, sales were $11.37 million with a similar breakdown of 71% and 29% coming from Turnbull and United respectively. 2010 sales compare to $1.56 million of sales in 2009, all of which occurred in the second quarter. Sales in 2010 were substantially higher because the acquisition of Turnbull Oil was not completed until May 15, 2009 and acquisition of United Oil was not completed until January 1, 2010. Turnbull’s contribution to sales was slightly higher in the second quarter of 2010 due to a large fuel contract to support local road works project in Kansas.

GROSS PROFIT
	Three months ended June 30				Six months ended June 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
GP by Subsidiary:
Turnbull Oil	437	72	108	100	702	67	108	100
United Oil	167	28	0	0	352	33	0	0
TOTAL	604	100	108	100	1,054	100	108	100

Gross profit the three months ended June 30, 2010 increased by $496 thousand (459%) over the same period in 2009 and gross profit for the six months ended June 30, 2010 increased by $946 thousand (876%) over the same period in 2009. This is because Turnbull Oil subsidiary was not acquired until May 15, 2009 and United Oil was not acquired until January 1, 2010. Turnbull Oil contributed 72% and 67% of gross profit for the three months ended June 30, 2010 and six months ended June 30, 2010 respectively. United Oil’s contribution to gross profit was higher in the first quarter due strong propane sales in North Dakota.

OPERATING EXPENSES
	Three months ended June 30				Six months ended June 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Total Operating Exp. by division:
Corporate	139	27	304	77	282	28	674	88
Turnbull Oil	202	40	92	23	416	42	92	12
United Oil	165	33	0	0	304	30	0	0
TOTAL	506	100	396	100	1,002	100	766	100

Operating expenses increased by $108 thousand (27%) for the three months ended June 30, 2010 and by $236 thousand (31%) for the six months ended June 30, 2010 over the same periods in 2009. This is primarily due to the acquisitions of Turnbull and United completed in May, 2009 and January, 2010 respectively but it is offset by a significant reduction in overhead costs at the corporate level. Corporate overhead costs dropped by $165 thousand (54%) and by $392 thousand (58%) for the three months ended June 30, 2010 and six months ended June 30, 2010 over the same periods in 2009. This is because of the reduction in the use of consultants and drop in acquisition prospecting costs.

OPERATING INCOME (LOSS)
	Three months ended June 30				Six months ended June 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Operating Income (loss) by division:
Corporate	(139)	(142)	(304)	(106)	(282)	(553)	(674)	(102)
Turnbull Oil	236	241	16	6	285	559	16	2
United Oil	1	1	0	0	48	94	0	0
TOTAL	98	100	(288)	(100)	51	100	(658)	(100)

For the three months ended June 30, 2010, operating income was $98 thousand, an improvement of $386 thousand over the same period in 2009. For the six months ended June 30, 2010, operating income was $51 thousand, a $709 thousand improvement over 2009. This is because of the timing of the Turnbull and United acquisitions and reduction in corporate overhead costs. Turnbull provided the vast majority of operating income for the three months ended June 30, 2010 with a loss of $139 thousand recorded at a corporate level and roughly break even results for United Oil.

Liquidity and Capital Resources

On a consolidated basis, current assets on the balance sheet as of June 30, 2010 were $2.32 million against current liabilities of $6.50 million. The largest component of the current liabilities is a $4 million note payable, to Jeff Turnbull for the acquisition of Turnbull, which was amended in March 2010 to extend the maturity date to December 31, 2010 and increase the principal amount owed under the note from the original amount of $3,750,000 to $4,000,000 to include in the principal amount interest that had accrued under the note from the date of the original note to the date the note was re-issued. The United acquisition includes a note payable for $500,000 that is due by December 31, 2011. There is also a note payable to investor for $750,000 that is due on April 15, 2011.

Accounts receivable are shown net of allowance for doubtful accounts in the amount of $1.6 million. Accounts receivable are from customers of Turnbull, Basinger, and United. Turnbull evaluates accounts receivable annually and writes off accounts considered uncollectible. Turnbull also charges 21% interest on all accounts receivable over 30 days, which historically has covered amounts lost due to uncollectible accounts. Goodwill of $3.40 million is the result of the Turnbull/Basinger and United acquisition.

The notes payable-current balance of $4.94 million as of June 30, 2010, includes the note payable to Jeff Turnbull for the Turnbull/Basinger acquisition and the $750,000 note payable is to a Canadian accredited investor. Additional information regarding these notes as well as the Convertible Preferred Series A shares outstanding and convertible notes outstanding can be found within the notes to the financial statements. The $227,800 of convertible notes payable listed under current liabilities are payable in common stock. $247,500 of such notes converted to 16,455,520 shares of common stock in the first quarter of 2010.

Our cash balance at June 30, 2010 was $462,007 compared $337,350 at December 31, 2009. In the six months ended June 30, 2010, operating activities provided $8,364, investing activities utilized $4,117, and financing activities provided 120,410.

In 2010, we raised an additional $125,000 via the sale of shares in a private placement offering of our common stock in the State of New York, as shown in the table below. We are pursuing additional cash from the sale of convertible notes to existing shareholders as well as equity financing through investment banks and accredited investors to fund the remaining balance on the note to Jeff Turnbull and owners of United Oil. Once these notes are paid, we will have full discretion over the proceeds from operations, which during the periods these notes are outstanding are under the sole discretion of Mr. Turnbull and the owners of United, respectively, as agreed between us and Mr. Turnbull and us and the owners of United. Limitations on our ability to receive funds from our operating subsidiaries are primarily a function of our ability to retire the notes.

Date of Sale	# of Shares	Sale Price	Aggregate	# of Shareholders
2/1/10	4,545,454	$ 0.01	$ 50,000.00	1
3/12/10	8,333,333	$ 0.01	$ 75,000,00	1
Total	12,878,787		$ 125,000.00

During the remainder of 2010, we intend to try to raise money through the sale of equity or debt securities to investors. Additionally, we have engaged in preliminary discussions with certain of our affiliates and other parties regarding the potential issuance of convertible debt to finance our growth. However, we do not know if we will be successful in selling our securities or raising capital through the issuance of debt on terms favorable to us, or at all.

Off-Balance Sheet Arrangements

As of June 30, 2010 we had no off-balance sheet arrangements.

Critical Accounting Policies

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, self-insurance and litigation reserves, environmental reserves, allowances for doubtful accounts, and asset valuation assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include commodity prices for refined fuels and propane and interest rates on borrowings.

Commodity Price Risk

The risk associated with fluctuations in the prices we pay for refined fuels and propane is principally a result of market forces reflecting changes in supply and demand for refined fuels and propane and other energy commodities. Our profitability is sensitive to changes in refined fuels and propane supply costs and we generally pass on increases in such costs to customers. We may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly.

Interest Rate Risk

We have fixed-rate debt. Changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt.

Item 4.  Controls and Procedures

We maintain procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from April 1, 2010 to June 30, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

Subsequent to the date of his evaluation, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer/ Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings and, to our knowledge, no action, suit or proceeding has been threatened against us. There are no material proceedings to which any of our directors, officers, or subsidiaries are parties to that are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of Amendment number 2 to Registration Statement on Form 10 we filed with the Securities and Exchange Commission on August 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	September 7, 2010	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)