Form 10-Q
period 2010-09-30
United States Oil & Gas Corp
filed 2010-11-17
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

UNITED STATES OIL AND GAS CORP

(Exact name of registrant as specified in its charter)

Delaware	26-0231090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11782 Jollyville Road, Suite 211B Austin, Texas 78759

(Address of Principal Executive Offices including Zip Code)

Issuer’s telephone number: (512) 464-1225

☑	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of September 30, 2010, there were 1,529,378,400 shares of the issuer’s common stock, $0.000003 par value, outstanding.

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements. From time to time, our public filings, press releases and other communications will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

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

i

Item 1. Financial Statements
UNITED STATES OIL AND GAS CORP
CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$434,621	$337,350
Accounts receivable – trade, net	1,824,690	1,359,698
Note receivable	-	350,000
Inventory	355,290	194,093
Prepaid Expenses	41,595	38,281
Deferred tax asset	-	102,000
Other current assets	770
Total Current Assets	2,656,966	2,381,422
PROPERTY AND EQUIPMENT, net	1,460,439	94,561
Other Assets:
Deposits	1,490	171,490
Intangible Assets	6,050	6,050
Accumulated Amortization	(5,311)	(5,004)
Goodwill	3,396,127	3,039,734
Total Other Assets	3,398,356	3,212,279
Total Assets	$7,515,761	$5,688,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes Payable – Current	3,768,133	3,750,000
Related Party Notes Payable – Current	286,606	-
Convertible Notes Payable	1,042,800	420,400
Accounts Payable	919,423	599,491
Accrued Expenses	103,517	65,395
Lines of Credit	26,000	-
Interest Payable	43,935	38,126
Taxes Payable	411,538	194,509
Total Current Liabilities	6,601,952	5,067,921
Deferred Tax Liability	50,700	-
Notes Payable – Long Term	62,895	750,000
Related Party Notes Payable – Long Term	511,217	-
Total Liabilities	7,226,764	5,817,921
STOCKHOLDERS’ EQUITY
Common Stock, .000003 par value, 5,000,000,000 shares authorized,
1,529,378,400 issued and outstanding at September 30, 2010	4,587	2,996
Preferred Stock, .001 par value, 10,000,000 shares authorized, 121,888 issued and outstanding pari passu or senior to any new preferred shares, convertible to common stock at 80% of market price, callable any time at $6 per share,
dividends shall not accrue unless declared, $5 per share liquidation preference	122	126
Additional Paid In Capital	2,766,275	2,145,361
Retained Earnings (Deficit)	(2,090,349)	(2,278,151)
Net Income (loss)	(391,637)
Total Stockholders’ Equity	288,998	(129,668)
Total Liabilities and Stockholders’ Equity	$7,515,761	$5,688,253
See Notes to Financial Statements.

UNITED STATES OIL AND GAS CORP
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SALES, net	$6,363,658	$3,710,571	$17,729,277	$5,274,365
Cost of Goods Sold	5,802,529	2,979,260	16,114,269	4,435,199
Gross Profit	561,129	731,311	1,615,008	839,166
Operating Expenses:
Salaries and Benefits	242,920	119,628	679,783	164,989
Consultant Fees	5,500	7,731	22,535	355,468
Service and Prospecting Fees	21,365	111,327	86,699	314,920
Travel and Entertainment	3,666	889	9,409	7,073
Professional Fees	39,820	20,328	156,530	123,914
General and Administrative	88,950	28,078	222,063	57,088
Repairs and Maintenance	47,503	23,829	120,975	54,558
Depreciation	65,283	42,999	178,525	42,999
Amortization	102	-	303	-
Bad Debt Expense	4,526	(3,663)	6,601	(3,663)
Other Operating Expense	13,898	(20,467)	52,580	(20,467)
Total Operating Expenses	533,533	330,678	1,536,003	1,096,878
Income (loss) from Operations	27,596	400,633	79,005	(257,712)
Non-Operating Income (expense):
Interest Income	30,266	12,282	83,194	12,568
Interest Expense	(18,271)	(27,500)	(79,772)	(27,500)
Finance Fee	-		(250,000)	-
Other Income (loss)	387	1,677	(4,205)	1,677
Recovery of bad debt	1,300	-	4,870	-
Total Non-Operating Income, net	13,682	(13,541)	(245,913)	(13,255)
Income (loss) Before Income Taxes	41,278	387,092	(166,908)	(270,967)
Income Tax Expense	91,815	6,954	224,729	6,954
NET INCOME (LOSS)	$(50,537)	$380,138	$(391,637)	$(277,921)

Earnings Per Share:
Basic	0.00		0.00
Diluted	0.00		0.00

See Notes to Financial Statements

UNITED STATES OIL AND GAS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(50,537)	$380,138	$(391,637)	$(277,921)
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization	65,385	42,999	178,828	42,999
Changes in operating assets and liabilities:
Accounts Receivable	(210,473)	(339,906)	(464,992)	(339,906)
Inventories	(119,112)	(38,769)	(161,197)	(38,769)
Prepaids	(33,480)		(3,634)
Net increase in taxes payable	91,814		224,729
Accounts payable	244,433	160,110	319,932	202,280
Accrued expenses	(1,220)		39,171
Interest payable		12,522	(25,273)	12,522
Finance fee utilized through increase in note payable			250,000
Other current assets			(450)
Other non-cash reconciling items			29,697	(3,680)
Net cash provided by (used in) operating activities	(13,190)	217,094	(4,826)	(402,475)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(69,313)		(128,513)
Assumed subsidiary receivables/acquisitions’ payables			55,083
Deposit on acquisition		(7,290)		(177,890)
Investment in subsidiaries				(504,850)
Net cash provided by (used in) investing activities	(69,313)	(7,290)	(73,430)	(682,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital		88,690		90,530
Proceeds from line of credit	26,276		26,276
Proceeds from issuance of preferred stock				97,565
Payments towards notes payable – Current	(36,159)		701,589
Proceeds from sale of convertible notes	65,000		90,000	1,080,600
Payment on long-term notes payable			(785,607)
Imputed interest paid on convertible notes			18,269
Issuance of common stock			125,000	185,690
Net cash provided by (used in) financing activities	55,117	88,690	175,527	1,454,385
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,386)	298,494	97,271	369,170
CASH, BEGINNING OF PERIOD	462,007	395,510	337,350	324,834
CASH, END OF PERIOD	$434,621	$694,004	$434,621	$694,004
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	18,271		102,711
Taxes
Non-Cash Investing and Financing Activities:
Capital assets acquired in purchase of subsidiary
(includes increase in fair market value of $820,000)			1,078,077
Issuance of debt for purchase			(650,000)
Assumption of debt for purchase			(319,553)
Prior year payment on purchase			(170,000)
Goodwill acquired in purchase of subsidiary			356,393
Debt converted to equity	250,000		247,500

See Notes to Financial Statements

UNITED STATES OIL AND GAS CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form 10.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration of Credit Risk

The principal business activities of United States Oil and Gas Corp, (the Company) is the acquisition of domestic oil and gas service companies, those that primarily market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and overseeing the operations of acquired businesses. The Company’s principal executive office is located in Austin, Texas. The Company acquired its first company, Turnbull Oil, Inc. (“Turnbull”), located in Plainville, Kansas, on May 15, 2009. On January 1, 2010, the Company acquired its second wholly owned operating subsidiary, United Oil & Gas, Inc. (“United”), located in Bottineau, North Dakota.

Turnbull is a corporation organized under the laws of Kansas. It is the parent of its wholly owned subsidiary Basinger, Inc., also a corporation organized under the laws of Kansas. The corporations are bulk distributors of petroleum products form Plainville, Palco, Hill City and Utica, Kansas. Their primary customers are businesses in the agricultural and oil related industries in Kansas.

The principal business activities of United are sales, made throughout North Dakota and neighboring states, of oil and gas, and the operation of a convenience store located in Belcourt, North Dakota.

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

In addition to its acquisition strategy, the Company intends to acquire and/or develop and deploy proprietary technologies that will explore or extract oil and gas trapped in the earth using the latest technologies that create the smallest ecological footprint as possible. The Company has one patent that supports this ancillary strategy but does not rely on revenue generation from this technology in its financial projections.

Principles of Consolidation

The consolidated financial statements include the accounts of Turnbull, Basinger, and United. Intercompany balances and transactions are eliminated in consolidation.

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

Net accounts receivables of approximately $1.8 million and $1.4 million at September 30, 2010 and December 31, 2009, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $190,000 and $248,000 at September 30, 2010 and December 31, 2009, respectively.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were approximately $0 and $0 during the nine months ended September 30, 2010 and the nine months ended September 30, 2009, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:
	Sep. 30, 2010	Dec. 31, 2009
Accounts receivable	$2,014,690	$1,607,698
Allowance for uncollectible accounts	(190,000)	(248,000)
	$1,824,690	$1,359,698

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Sep. 30, 2010	Dec. 31, 2009
Buildings	$603,382	$73,075
Equipment	675,393	12,457
Land	71,825	3,198
Vehicles	1,505,578	86,089
Intangible Assets	6,050	6,050
Accumulated depreciation and amortization	(1,401,050)	(80,258)
	$1,461,178	$94,561

Depreciation and amortization expense for the nine months ended September 30, 2010 and the year ended December 31, 2009 totaled $178,525 and $75,488, respectively.

NOTE 4 - LINES OF CREDIT

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2010, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of September 30, 2010). The line of credit is secured by all accounts receivable, inventory and equipment. As of September 30, 2010 and December 31, 2009, the balance outstanding was zero. The Company also has a $50,000 line of credit with the State Bank of Bottineau with an interest rate of 6.95%. As of September 30, 2010 and December 31, 2010, the balance outstanding was $26,000 and zero respectively.

NOTE 5 – DEBT

Debt consisted of the following:
	Sep. 30, 2010	Dec. 31, 2009
Short term:
Unsecured convertible notes payable with annual interest rate of 5%1	$219,700	$99,800
Unsecured convertible notes payable with annual interest rate of 10%2	73,100	320,600
Note payable with annual interest payable quarterly maturing Apr. 9, 20113	750,000	750,000
Total convertible notes	1,042,800	1,170,400
Unsecured note payable with 3.5% annual interest maturing Dec. 31, 20104	3,731,065	3,750,000
Current portion of long term notes payable on capital equipment	37,068
Non-related party notes payable - current	3,768,133	3,750,000
Lines of Credit with 6.95% interest and no term	26,000
Related party notes payable and $150,000 debt payable in stock	286,606
Long term unsecured notes payable with annual interest of 5%, maturing Dec. 31, 2011	511,217
Long term portion of notes payable on capital equipment with average 9% annual interest rate	62,895
Total Debt	$5,697,651	$4,920,400

1 Notes bear 5% interest and become due on December 31, 2010. No interest payments are required and the note can be converted to common stock by the note holder or the company. The notes include a beneficial conversion feature whereby the holder can convert the note into common stock at 50% of the average closing bid price of the Common Stock for the ten days prior to the date of conversion.

2 Convertible notes bear 10% interest, payable in stock upon conversion. The note includes a beneficial conversion feature whereby the holder can convert the note at any time into common stock at 80% of the average price per share over the last fiscal quarter.

3 The note bears 8% annual interest that is payable quarterly and the note comes due on April 9, 2011 unless converted to common stock by note holder. The note includes a beneficial conversion whereby the holder can convert the note into common stock at 80% of most recent public trading value anytime before note becomes due.

4 Note to Jeff Turnbull (“Note Payable”) was extended from April 9, 2010 to December 31, 2010 in exchange for increasing balance of the note from $3,750,000 to $4,000,000. The $250,000 increase was booked as finance fee expense in the first quarter of 2010. During the quarter ended September 30, 2010, Jeff Turnbull converted $250,000 of note payable into 500 million shares of common stock. The balance was reduced to $3,750,000 in July, 2010 when Mr. Turnbull converted $250,000 of the debt into 500 million shares of USOG common stock.

Minimum principal payments of debt in subsequent years:
2011	$5,634,756
2012	15,097
2013	18,866
2014	28,932

Interest expense on the notes payable totaled $79,772 for the nine months ended September 30, 2010 and $154,208 for the year ended December 31, 2009.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	Sep. 30, 2010	Dec. 31, 2009
Accrued salaries	$24,541	$12,807
Accrued property tax	4,234	4,234
Accrued state fuel tax	72,281	44,093
Miscellaneous accruals	2,460	4,261
	$103,517	$65,395

NOTE 7 – CONCENTRATIONS

The Company had concentrations with certain customers (receivables in excess of 10% of total) as follows:

	Sep. 30, 2010		Dec. 31, 2009
	Amount	%	Amount	%
Customer A	$210,522	12	$203,955	15
Customer B			163,164	12
Total	$210,522	12	$367,118	27

NOTE 8 – TAXES

The provision for income taxes consisted of the following:
	Sep. 30, 2010	Dec. 31, 2009
Currently payable at statutory rates	$217,028	$340,735
Change in deferred taxes	7,700	(53,700)
	$224,728	$287,035

Because the Company and its Turnbull subsidiary have different tax year ends, separate tax returns are filed. The amounts currently payable relate to the tax returns filed by Turnbull and its subsidiary.

Deferred tax assets and liabilities result from temporary differences consisting of the following:
	Sep. 30, 2010	Dec. 31, 2009
Deferred tax assets
Allowance for doubtful accounts	$101,680	$
Net Operating Loss carry-forward	480,000
Less Valuation Allowance – Net Operating Loss	(480,000)
Total Deferred tax asset, all long term	101,680
Deferred tax liability
Fixed asset depreciation	152,380
Net Deferred Tax Liability	$50,700	$

The effective income tax rate for income from continuing operations for the years ended 2010 and 2009 varies from the statutory income tax rates as follows:
	Sep. 30, 2010	Dec. 31, 2009
Statutory combined rate	41%	41%
Permanent and other differences	1%	-2%
	42%	39%

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the nine months ended September 30, 2010, the Company did not recognize any interest or penalties in the Company's statement of operations, nor did the Company have any interest or penalties accrued in its balance sheet at September 30, 2010 relating to unrecognized benefits. With few exceptions, the Company is no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Net Operating Loss Carry Forward

The Company has a net operating loss carry forward in the amount of $1,488,547 that would normally generate a deferred tax asset in the amount of $480,000. It is management’s opinion that it is unlikely to utilize the net operating loss, therefore valuation allowance of $480,000 has been established for a result in a net zero deferred tax asset.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company sponsors a Sec. 401(k) defined contribution retirement plan. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. Contributions for the nine months ended September 30, 2010 and September 30, 2009 totaled $10,305 and $8,319, respectively.

NOTE 10 – COMMON STOCK

Common stock consists of 5,000,000,000 authorized shares of $0.000003 par value common stock.  At September 30, 2010, 1,529,378,400 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net income as of September 30, 2010 ($50,537) by the number of common shares as of September 30, 2010 (1,529,378,400). The result was ($0.00003).

On a fully diluted basis, there would have been 2,102,428,400 shares as of September 30, 2010, creating earnings per share of ($0.00002). Calculation of fully diluted shares is as follows if preferred shareholders with 121,888 of preferred shares outstanding and convertible note-holders with $292,800 of convertible notes converted their preferred shares and notes to common shares per the applicable conversion rate at 9/30/10: The $5 per share preferred shares are convertible at 80% of the average stock price for the last three days of the quarter ($0.002) and would have created 380,900,000 additional common shares (121,888 times 5 divided by $0.002 divided by 80%). The $292,800 of convertible notes was convertible at the same 80% rate. With the interest built in this would have created an additional 192,150,000 shares (292,800 plus interest divided by $0.002 divided by 80%).

NOTE 11 – PREFERRED STOCK

Preferred stock consists of 10,000,000 authorized shares of $0.001 par value. At September 30, 2010, 121,888 shares were issued and outstanding.

NOTE 12 – RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company has entered into various agreements with certain shareholders and affiliates. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009 totaled $191,031 and $990,881, respectively.  These related party payments included:
Contract	Affiliate	Monthly Amount	Sep. 30, 2010	Dec. 31, 2009
The Company entered into a contractual agreement for the procurement of human resources. Monthly service costs were $5,000 for Q3, 2010. Contract was terminated at September 30, 2010	HR Management Systems is an affiliated company with Alex Tawse, President and Shareholder	No current commitment	$62,750	$216,000
The Company has ended a financial consulting agreement with Kaleidoscope Real Estate, Inc. as of June 30, 2009.	Kaleidoscope is no longer an affiliated company or shareholder	No current commitment	0	120,000
The Company has entered into a contract with its President for services.	Alex Tawse, President and Shareholder	Currently $10,000 per month	90,000	96,000
The Company has paid Jeff Turnbull for prepaid interest on Note Payable.	Jeff Turnbull is an Officer in Turnbull		38,281	38,281
The Company has paid United for acquisition made on January 1, 2010.	United is an affiliated company	No current commitment		350,000
The Company has paid United as deposit on acquisition made on January 1, 2010.	United is an affiliated company	No current commitment		170,600
			$191,031	$990,881

NOTE 13 – PRIOR PERIOD ADJUSTMENT

The financial statements reflect a prior period adjustment increasing retained earnings by $187,802. The adjustment is due to a correction of depreciation expense for Turnbull Oil and Gas. During 2007, 2008 and 2009 Turnbull Oil and Gas used a method of depreciation that expensed the cost of equipment in the year purchased rather than depreciating the equipment over the life of the assets. The impact is income from the year ended December 31, 2009 was under stated by $187,802, fixed assets net of accumulated depreciation and total assets as of December 31, 2009 was understated by $187,802 and retained earnings as of December 31, 2009 was understated by $187,802.

NOTE 14 – SUBSEQUENT EVENTS

On October 15, 2010, five note holders converted $73,100 of convertible notes into 45,687,500 shares of common stock.

The Company has evaluated subsequent events through November 15, 2010, the date of this review report.

NOTE 15 – CASH FLOW

The Company has incurred substantial losses and debt in the acquisition of its subsidiaries. As of September 30, 2010, the Company’s current liabilities exceed its current assets by approximately $3,944,986. These factors along with the uncertain economy create an uncertainty as to the Company’s ability to continue as a going concern. The Company is developing a plan to reduce its liabilities and improve its cash flows by issuing additional stock and notes payable along with improving operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Company Overview

United States Oil and Gas Corp, referred to as “the Company,” “USOG,” “we,” “our” or “us”, was founded in April 2007. We identify and attempt to acquire domestic oil and gas service companies that market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and oversee the operations of the businesses we acquire. Our acquisition targets are small to mid-sized family-run companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. Oil and gas service companies typically purchase bulk fuel and propane from regional suppliers, then store, sell, and deliver the fuel and propane to local businesses, drillers, farms, wholesalers, and individuals. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

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

We acquired Turnbull, located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, Kansas, on May 15, 2009. We made our second acquisition, United, located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in 2010. We intend to continue to integrate these acquisitions with a short-term focus on acquiring additional oil and gas service companies and expanding within the oil and gas service sector. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

Results of Operations

REVENUES
	Three months ended Sep. 30				Nine months ended Sep. 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Sales by Subsidiary:
Turnbull	4,710	74	3,711	100	12,800	72	5,274	100
United	1,653	26	-	-	4,929	28	-	-
TOTAL	6,363	100%	3,711	100%	17,729	100%	5,274	100%

For the quarter ended September 30, 2010, sales were $6.36 million. Turnbull subsidiary provided 74% of sales compared to 26% from United. For the nine moths ended September 30, 2010, sales were $17.73 million with a similar breakdown of 72% and 28% coming from Turnbull and United, respectively. 2010 sales compare to $5.27 million of sales in 2009, all of which occurred in the second and third quarter. Sales in 2010 were substantially higher because the acquisition of Turnbull was not completed until May 15, 2009 and acquisition of United was not completed until January 1, 2010. Percentage of sales between subsidiaries remains fairly constant with only a few percentage points change from quarter to quarter.

GROSS PROFIT
	Three months ended Sep.30				Nine months ended Sep. 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Gross Profit by Subsidiary:
Turnbull	407	73	731	100	1,109	69	839	100
United	154	27	-	-	506	31	-	-
TOTAL	561	100%	731	100%	1,615	100%	839	100%

Gross profit the three months ended September 30, 2010 decreased by $170 thousand (23%) over the same period in 2009. This is because of unusually high rate of fuel price increase that occurred in Q3, 2009 that allowed for higher sales on lower cost fuel. Gross profit for the nine months ended September 30, 2010 increased by $776 thousand (92%) over the same period in 2009. This is because Turnbull subsidiary was not acquired until May 15, 2009 and United was not acquired until January 1, 2010. Turnbull contributed 73% and 69% of gross profit for the three months ended September 30, 2010 and nine months ended September 30, 2010 respectively. Gross profit percentages between subsidiaries remain fairly consistent and in line with overall sales contribution percentages.

OPERATING EXPENSES
	Three months ended Sep. 30				Nine months ended Sep. 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Total Operating Expenses by division:
Corporate	105	20	140	42	387	25	814	74
Turnbull	265	50	191	58	681	44	283	26
United	164	30	-		468	30	-
TOTAL	534	100%	331	100%	1,536	100%	1,097	100%

Operating expenses increased by $203 thousand (61%) for the three months ended September 30, 2010 and by $439 thousand (40%) for the nine months ended September 30, 2010 over the same periods in 2009. This is primarily due to the acquisitions of Turnbull and United completed in May, 2009 and January, 2010 respectively but it is offset by a significant reduction in overhead costs at the corporate level. Corporate overhead costs dropped by $35 thousand (25%) and by $427 thousand (52%) for the three months ended September 30, 2010 and nine months ended September 30, 2010 over the same periods in 2009. This is because of the reduction in the use of consultants and drop in acquisition prospecting costs. Turnbull Oil operating costs increased by 74 thousand (39%) for the three months ended September 30, 2010 compared to the same period last year due to increased repair and maintenance costs, additional driver costs, and increased depreciation expense from vehicle acquisitions made in the last 12 months.

OPERATING INCOME (LOSS)
	Three months ended Sep. 30				Nine months ended Sep. 30
(dollars in 000’s)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Operating Income (loss) by division:
Corporate	(105)		(140)		(387)		(814)
Turnbull	143		541		428		556
United	(10)		-	-	38		-	-
TOTAL	28	100%	401	100%	79	100%	(258)	100%

For the three months ended September 30, 2010, operating income was $28 thousand, a reduction of $373 thousand over the same period in 2009. This is due to the extraordinarily high profit margin on Turnbull sales in Q3, 2009, as described above. For the nine months ended September 30, 2010, operating income was $79 thousand, a $337 thousand improvement over 2009. This is because of the timing of the Turnbull and United acquisitions and reduction in corporate overhead costs. Turnbull provided the vast majority of operating income for the three months ended September 30, 2010 with a loss of $105 thousand recorded at a corporate level and small loss of $10 thousand for United.

Liquidity and Capital Resources

Our cash balance at September 30, 2010 was $434,621 compared to $337,350 at December 31, 2009. In the nine months ended September 30, 2010, operating activities utilized $4,826 investing activities utilized $73,430, and financing activities provided $175,527.

On a consolidated basis, current assets on the balance sheet as of September 30, 2010 were $2.66 million against current liabilities of $6.60 million. The largest component of the current liabilities is a $3.75 million note payable, to Jeff Turnbull for the acquisition of Turnbull, which was amended in March 2010 to extend the maturity date to December 31, 2010 and increase the principal amount owed under the note from the original amount of $3,750,000 to $4,000,000 to include in the principal amount interest that had accrued under the note from the date of the original note to the date the note was re-issued. The amount was reduced July, 2010 when Mr. Turnbull converted $250 thousand of the debt into common stock. The United acquisition includes a note payable for $500,000 that is due by December 31, 2011. There is also a note payable to investor for $750,000 that is due on April 15, 2011.

Accounts receivable are shown net of allowance for doubtful accounts in the amount of $1.8 million. Accounts receivable are from customers of Turnbull, Basinger, and United. Turnbull evaluates accounts receivable annually and writes off accounts considered uncollectible. Turnbull also charges 21% interest on all accounts receivable over 30 days, which historically has covered amounts lost due to uncollectible accounts. Goodwill of $3.40 million is the result of the Turnbull/Basinger and United acquisition.

The notes payable-current balance of $3.77 million as of September 30, 2010, includes the note payable to Jeff Turnbull for the Turnbull/Basinger acquisition. The convertible notes payable balance of $1.04 million at September 30, 2010 includes the $750,000 note payable is to a Canadian accredited investor. Additional information regarding these notes as well as the Convertible Preferred Series A shares outstanding and convertible notes outstanding can be found within the notes to the financial statements. $247,500 of such notes converted to 16,455,520 shares of common stock in the first quarter of 2010.

In 2010, we raised an additional $125,000 via the sale of shares in a private placement offering of our common stock in the State of New York, as shown in the table below. We are pursuing additional cash from the sale of convertible notes to existing shareholders as well as equity financing through investment banks and accredited investors to fund the remaining balance on the note to Jeff Turnbull and owners of United. Once these notes are paid, we will have full discretion over the proceeds from operations, which during the periods these notes are outstanding are under the sole discretion of Mr. Turnbull and the owners of United, respectively, as agreed between us and Mr. Turnbull and us and the owners of United. Limitations on our ability to receive funds from our operating subsidiaries are primarily a function of our ability to retire the notes.

Date of Sale	# of Shares	Sale Price	Aggregate	# of Shareholders
2/1/10	4,545,454	$ 0.01	$50,000.00	1
3/12/10	8,333,333	$ 0.01	$75,000,00	1
Total	12,878,787		$125,000.00

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

Off-Balance Sheet Arrangements

As of September 30, 2010 we had no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

We maintain procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from July 1, 2010 to September 30, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of Amendment number 3 to Registration Statement on Form 10 we filed with the Securities and Exchange Commission on October 4, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2010, we entered into an agreement with Jeff Turnbull (the “Agreement”) allowing for the conversion of up to $250,000 of the principal amount of a Promissory Note entered into by and between the Company and Mr. Turnbull dated May 15, 2009 (the “Turnbull Note”) into 500,000,000 shares of the our common stock. Mr. Turnbull elected to convert portions of the Turnbull Note into an aggregate of 500,000,000 Conversion Shares from time to time from July 9, 2010 to August 31, 2010.

Between January 2009 and April 2009, we sold an aggregate of $73,100 of principal amount of a Convertible Promissory Note (the “Notes”) to several accredited investors. The Notes allowed for conversion into restricted shares of the Company’s common stock (the “Conversion Shares”) following a twelve month holding period and trigger defined as the Company’s common stock becoming tradable on the Bulletin Board or AMEX.

On October 15, 2010, the Notes were converted into an aggregate 45,687,500 shares of our common stock, par value $0.0016, following commencement of trading on the OTCQB on September 29, 2010.

The issuance and sale of the shares of common stock is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1
Notice of Conversion of Promissory Note by and between Registrant and Jeff Turnbull, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 and incorporated herein by this reference.

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

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	November 17, 2010	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)