Form 10-Q/A
period 2010-09-30
United States Oil & Gas Corp
filed 2011-03-29
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) to amend and restate items identified below with respect to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the "Original Filing").  This Amendment includes an amended Part 1, Item 4 “Controls and Procedures” of the Original Filing which contained an error.  The other Items are as presented in the Original Filing and are not being restated.  As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment.

Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Item 4.  Controls and Procedures

We maintain procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from July 1, 2010 to September 30, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	March 29, 2011	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

2