Form 10-K
period 2010-12-31
United States Oil & Gas Corp
filed 2011-04-19
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________

Commission file number: 000-53971

UNITED STATES OIL AND GAS CORP
(Exact name of registrant as specified in its charter)

Delaware	26-0231090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11782 Jollyville Road, Suite 211B Austin, Texas 78759
(Address of Principal Executive Offices including Zip Code)

Issuer’s telephone number: (512) 464-1225

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.000003
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value, as of June 30, 2010, of the common stock (based on the average of bid and asked prices of these shares on the OTC market) of United States Oil and Gas Corp held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $2.6 million.

The number of outstanding shares of the common stock as of April 12, 2011, was 2,232,811,829.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

ii

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements.  Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties such as: the stability of the economic markets, technological change which could cause our products to become non-competitive or obsolete, the success of research and development efforts, prosecution and defense of our intellectual property, potential parts shortages, consolidation in the marketplace, changes in environmental regulations, economic and political factors affecting international sales, and risks associated with being a microcap public company. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under “Risk Factors” in this report and in our Quarterly Reports on Form 10-Q. United States Oil and Gas Corp disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $4,182,330 as of December 31, 2010. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its debt holders, the ability of the Company to obtain necessary equity financing to continue operations and pay down debt and to generate enough operating cash flows to sustain operations in the future.

General

United States Oil and Gas Corp (referred to as “the Company,” “USOG,” “we,” “our” or “us,”) is an oil and gas products, services and technology company headquartered in Austin, Texas. Through our subsidiaries, we market and distribute refined oil and gas (diesel, gasoline, propane, high octane racing fuels and lubricants) to wholesale and retail customers in the United States. We own all of the plant storage, transportation and maintenance equipment used at our locations in Plainville, Utica, and Palco, Kansas. We own and operate a gas station and convenience store in Belcourt, and hold approximately six acres of developable land in Bottineau, North Dakota. We are focused on acquiring and growing domestic mid-sized family-run oil and gas services businesses with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

We were organized under the laws of the State of Delaware on January 25, 1988 under the name Massapequa Ventures, Inc. Over the years our corporate name has changed several times (including Netgates, Inc., Rasberry Holdings, Inc., Netgates Holding, Inc. and Sustainable Energy Development Inc.) until in May 2008 when our name was changed to “United States Oil and Gas Corp.” In May, 2008 we completed a reverse merger with US Oil & Gas Corp. (“USOG Sub.”). At this time the combined company name was changed to United States Oil and Gas Corp. Our wholly-owned subsidiaries, Turnbull Oil, Inc. (“Turnbull”), a Kansas corporation incorporated in 1976, and United Oil & Gas, Inc. (“United”), a North Dakota corporation incorporated in 2003, are our operating entities. We acquired Turnbull effective May 15, 2009, and United effective January 1, 2010. We do not own equity interests in any other entities.

Our principal executive offices are located at 11782 Jollyville Road, Suite 211B, Austin, Texas 78759. Our telephone number is (512) 464-1225 and our website address is http://www.usaoilandgas.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.  Our common stock is traded on the Over-the-Counter (OTC) market under the symbol “USOG”.

Operations

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

We acquired Turnbull on May 15, 2009, and United, effective January 1, 2010. We intend to continue to integrate these acquisitions with a short-term focus on acquiring additional oil and gas service companies and expanding within the oil and gas service sector. Until such time as the promissory notes issued in these transactions are repaid in full, all cash generated from the operation of Turnbull and United will be managed and controlled by the managers of such subsidiary. We are not entitled to utilize the cash proceeds from these subsidiaries for any purpose other than to provide working capital for such subsidiary without the consent of the manager of such subsidiary. We issued a promissory note in the principal amount of $4,000,000 payable to Jeff Turnbull in connection with our acquisition of Turnbull that is due on December 31, 2012 and promissory note on the principal amount of $500,000 payable to Debbie and Mike Werner in connection with our acquisition of United due December 31, 2011. We have engaged in discussions with potential investors to issue shares of our capital stock or convertible promissory notes, as well as discussions with banks to obtain a loan to repay the amounts to Mr. Turnbull and Mr. and Mrs. Werner. The promissory note issued to Mr. and Mrs. Werner contains a provision that allows for the profits from the operations of United to be used towards payment of the note.  Payments on the note from profits from the operations are evaluated on a quarterly basis and as of December 31, 2010 no payments have been made.

We deploy a prospecting system to identify potential acquisition targets that fit our strategy. The system incorporates successful mid-sized Midwest companies that are not readily targeted by larger competitors. Our management then intends to use its operational expertise to increase the profitability of the acquired businesses through the implementation of streamlined processes and the synergies between the companies that are purchased.

We intend to look for opportunities to expand within the current regions in which we operate. We believe that this will allow us to realize efficiency gains from shared equipment and develop a regional growth strategy. We believe our acquisition strategy is a unique competitive advantage in that it offers sellers the peace of mind that comes with significant financial gain as well as the comfort of maintaining control of their business in the short to mid term. There is a significant emotional investment made by small business owners who have grown to a certain level of success. We offer them the benefit of the payoff while keeping the emotional investment intact. We feel we can gain financial synergies by combining these successful businesses under one roof; adding operational expertise, improving marketing, and achieving cost saving synergies by buying in larger quantities from suppliers and sharing key operational assets.

We believe there are two key reasons that contribute to the potential for controlled growth in the oil and gas service sector without the risk of large investment. First, the relatively large pool of companies that could be targets for acquisition, because of the regional nature of the business which is due to the efficient operating range of fuel delivery trucks; and second, internal growth requires less capital than would be required to commence operations.

Like some other industries, companies in the oil and gas service sector may face material challenges such as regulations (on safety and environmental precautions); high start-up capital expenditure (for storage plant and distribution equipment); and shifting consumer preferences (for alternative environmentally-friendly energy sources). However, we believe the combination of significant benefits provides a unique opportunity for growth and success. We have chosen to focus on the oil and gas service sector in the Midwest because it is an industry with many small regional players, that has relatively stable growth and profits, and operates within a strong, varied network of suppliers providing comparatively low price fuel to a part of the country that shows increased demand for oil and gas products. In addition, United is positioned particularly well to take advantage of the increased demand for fuel from exploration of the Bakken Oil Formation, which includes the region of North Dakota where Bottineau is located.

Established businesses in this industry provide growth potential and are generally profitable. Oil and gas products, primarily refined fuel, propane and lubricants, are purchased from local suppliers and then sold and delivered to a broad range of regional customers. While rising oil prices may decrease demand, it has limited impact on gross profit margins in this industry which are fairly fixed. Consequently, the volume of goods sold is the primary driver of gross profits. We hope to take advantage of our location to increase our market share in the distribution of these products.

Within the Midwest region where we are focused, there is a robust supply of potential acquisition targets. New businesses in the industry tend to be rare because of the relatively high cost of entry (bulk plants and tanker trucks) and more stringent environmental regulation. To acquire bulk plant and delivery equipment comparable to the scale of our business it would cost in excess of $5 million and it would take several years to build a customer base large enough to become profitable. Existing businesses have a significant advantage because storage tanks have a useful life of several decades and the price of tanks which is materially impacted by the cost of commodities like iron and steel have risen significantly in recent years.

The Midwest region also has a wide variety of suppliers and propane costs that are lower than the rest of the country. As shown in the following table, propane spot prices in the Midwest region are on average 13% lower than the U.S. average price, according to the U.S. Energy Information Administration (EIA). Because of the focus on farming and drilling, we believe that the Midwest is a relatively stable area to do business. Commodities derived from farming and drilling are generally in constant demand and key parts of the region have largely escaped the most recent recessionary pressure.  According to the U.S. Department of Labor’s Bureau of Labor Statistics, during the past ten years, the unemployment rate in Kansas has, on average, been below the national unemployment rate by 0.8%, with the gap as much as 3.4% during the past two years. North Dakota has, on average been below the national unemployment rate by 2.5%, with the gap as much as 6.0% during the past two years.

U.S. Regional Propane Prices (Cents per gallon)
	2005	2006	2007	2008	2009	2010
New England	179.5	200.7	220.0	265.9	220.7	238.2
Central Atlantic	180.3	204.5	222.2	267.5	222.7	242.1
South	147.7	165.9	179.2	221.2	158.6	186.3
Midwest	141.2	159.9	174.5	214.4	163.2	177.4
Rocky Mountain	151.4	172.9	190.8	230.6	177.9	190.6
West Coast	172.2	194.8	210.4	247.5	190.2	212.5
U.S. Average	162.1	183.1	199.5	241.2	188.9	207.8

At the corporate level, we offer acquisition prospects a unique opportunity in that, at least in the near term, we do not intend to take over operational control. Sellers therefore are able to gain the financial security of a sale while staying on board to manage the business, share in the continued success and participate in eventually replacing themselves. The goal is to combine the benefits of a larger company with the efficiency and close customer relationships of a small company. We believe that we will be able to utilize synergies to work towards achieving greater operational efficiencies in the event that we are able to consummate additional acquisitions. There is an opportunity to make fuel purchases on a larger scale so additional discounts can be realized; equipment and driver utilization can be increased by moving it to the areas of highest growth and activity; and the company will investigate the possibility of hedging against fuel price increases.

We will continue to explore available efficiencies from the combined operations of Turnbull and United. Management has unique experience and skill with improvement of operational efficiencies and will utilize that experience to lower costs and increase profit. As an executive and consultant for the Kaizen Institute, Alex Tawse, CEO, developed and implemented cost saving improvement strategies for companies around the world. Such strategies include preventative maintenance plans on equipment, improved workplace organization, and customer service improvement; all of which will be applied to our business. There is also the opportunity for growth through marketing both at the local level and through the increased exposure that comes with being a public company. To date, both Turnbull and United have done very little to no advertising or direct marketing.

In addition to our acquisition strategy, we intend to investigate the development or licensing of our patented proprietary motion sensor technology for rugged environments. The patent was issued in the United States on May 11, 2010 under patent number 7,714,271 B1, and if applicable maintenance fees are paid, the patent has a term of 20 years from the date of issuance. We have not filed patent applications in any other country. We hope this intellectual property will facilitate the successful development and commercialization of techniques and devices enabling greener exploration and production; ones that minimize the environmental footprint of drilling activity. This technology, called Simple Fiber Optic Seismometer for Harsh Environments, is a motion sensor that registers the force and measures the magnitude of an environmental disturbance. The device may be utilized in places that are typically difficult and costly to survey such as the deep ocean floor. We believe that this technology could reduce the cost of seismic sensor arrays having the fidelity and reliability necessary for permanent down-hole and seafloor installations. The patented technology could make techniques for oilfield production management and exploration that have typically only been available to larger drilling companies, available to middle market players. We are not relying on the development of the technology covered by this patent for strategic planning purposes but intend to investigate the market value and possible licensing of the technology to companies operating seismic sensor arrays.

Turnbull

Located in Plainville, Kansas, Turnbull has been operating since 1965 and has been managed by Jeff Turnbull since 1991. Turnbull has been profitable for the last several years. Mr. Turnbull has entered into an employment agreement to remain as the operational manager through 2012. All assets are owned outright and all Turnbull debt was repaid prior to acquisition on May 15, 2009 at which time we purchased all of Turnbull’s issued and outstanding capital stock in exchange for $307,567 in cash, and a promissory note in the original principal amount of $3,750,000. Under the original agreement the note expired on April 15, 2010, however the note has been amended to expire at December 31, 2012 but with an increase in amount to $4,000,000. The promissory note provides, among other things, that if we fail to pay the promissory note when due, Turnbull will have the right to repurchase all of its issued and outstanding stock pursuant to a repurchase agreement.

The average breakdown of annual sales at Turnbull during 2010 was as follows: refined fuels (72% of revenue), propane (25%), lubricants (2%), and other oil-based products (1%).

Revenue at Turnbull is derived primarily from the distribution and sale of refined fuels, distillates such as diesel and heating oils, and oil and gas byproducts such as propane. While sales volume can vary greatly from one year to the next (because of large fluctuation in wholesale fuel costs), profit margins remain relatively consistent. We purchase refined fuels from local suppliers, and the fuels are stored in an on-site bulk storage plant and then sold and delivered to a broad range of regional customers via tanker truck. Kansas is a major producer of natural gas and propane and has robust infrastructure in place to transport these commodities throughout the region.

Propane is separated from crude oil during the refining process and can also be extracted from natural gas in the field or at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration. When the pressure is released or the temperature is increased it is usable as a flammable gas. Propane is clean burning and only produces negligible amounts of pollutants when properly consumed.

Residential customers use refined fuels and propane primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use refined fuels and propane for the same purposes as residential customers. Industrial customers use refined fuels and propane to fire furnaces among other applications, and propane as a cutting gas (used in flame torch to cut metal) and in other process applications. Other industrial customers include large-scale heating accounts and local gas utility customers who use refined fuels and propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In our wholesale operations, we principally sell propane to large industrial end-users and other propane distributors.

Turnbull has a bulk storage plant located in Plainville, Kansas with the capacity to hold 82,913 gallons of refined fuel (various types of diesel and gasoline) as well as 30,000 gallons of propane. A bulk storage plant consists of a series of large storage tanks that meet environmental regulatory requirements. Fuel is delivered in bulk and dispensed to tanker trucks who deliver it to customers. In Utica, Kansas, Basinger Inc., a wholly owned subsidiary of Turnbull, has 30,000 gallon storage capacity for propane as well as approximately 300,000 gallons of storage available in portable tanks ranging in size from 100 gallon to 1,000 gallons. In addition, Turnbull owns an offsite bulk storage plant in Palco, Kansas that can store up to 63,280 gallons of refined fuels. This offsite location is used to improved distribution efficiency by cutting down on pick-up and delivery times and also has retail pumps on site for self-service sales.

Turnbull owns two 18-wheel haulers with 9,200 gallon capacity for diesel, one 18-wheel hauler with 10,580 gallon capacity for propane, two 4,500 gallon diesel fuel tank wagons and one 2,500 gallon capacity tank wagon. Basinger has five additional propane tank wagons with approximately 6,100 gallons of total capacity. In order to take advantage of available capacity, Turnbull sells truck time to other local companies who need fuel transported. In 2010 this accounted for approximately $53,000 of revenue. We believe that Turnbull has the current capacity to approximately double the amount of fuel it delivers without requiring any additional investment in capital equipment. Oil and lubricants are sold all year, either from primary locations or delivered to customers. Lubricants provide higher margins but volume is low (approximately 3% of revenue).

Turnbull and Basinger own all of the facilities and equipment that they use and perform their own maintenance. There is a 1,944 square foot truck and tanker trailer maintenance facility in Plainville as well as a 1,320 square foot facility for propane tank maintenance. In Utica, Basinger owns a 2,400 square foot facility for truck, tanker trailer, and propane tank maintenance. The space is also used to house its office and headquarters for propane system installation.

United

Located in Bottineau, North Dakota, United was founded in 2003 by Mike and Debbie Werner. Mr. Werner has been in the oil and propane delivery business since the mid 1970’s and has managed several gas stations throughout his career. United operates a gas station and convenience store in nearby Belcourt, North Dakota. United sales are approximately half of Turnbull’s, but growth, particularly within the propane business, has been strong with 161 new customers added in 2010. United also provides two areas for possible new growth. The acquisition included a gas station in the town of Bottineau that we plan to open before the end of 2011; and six acres of developable land adjacent to State Highway 5, which could be a location for a truck stop. Recent discoveries of underground formations nearby, also significantly improve the economic landscape for that area, including the increased demand for fuel that will come from additional prospecting and drilling that is forecasted for the region.

United was acquired with debt on the balance sheet of approximately $150,000; $133,000 of which is associated with equipment purchases. This debt was deducted from the agreed upon sales price at the time of acquisition. Both Mike and Debbie Werner have entered into employment agreements to remain as operational managers of United through 2012. We purchased all of United’s issued and outstanding capital stock in exchange for $315,000 in cash, $150,000 in stock and a promissory note in the aggregate principal amount of $500,000, bearing interest at 5.0% per annum and maturing on December 31, 2011. The stock was issued on February 11, 2011 in the amount of 60 million shares. United has the exclusive right to control its daily business operations during the period of time beginning on the closing date and ending on the date upon which the promissory note is paid in full or otherwise terminates. United is required to make monthly payments to us in the amount of $5,000 for so long as United maintains day-to-day control over its operations.

At its bulk plant in Bottineau, United has storage capacity for 37,000 gallons of gasoline, 34,000 gallons of diesel, 6,000 gallons of high octane race gasoline, 4,000 gallons of race alcohol, and 12,388 gallons of propane. United also owns approximately 40,000 gallon propane capacity in portable tanks leased to customers. The convenience store in Belcourt has a 20,000 capacity for gasoline, which is sold at the retail level.

Like Turnbull, United owns its fleet of delivery trucks. United’s six tank wagons have a total capacity of 14,660 gallons and include a 2,000 gallon capacity fuel truck, a 3,500 gallon capacity fuel truck, a 2,400 gallon capacity propane truck, and a 2,800 gallon capacity fuel truck. United purchased a second gas station/convenience store in Bottineau, North Dakota in 2009 and is in the process of refurbishing the building and equipment. We anticipate that the station will open in late 2011. The company also owns approximately six acres of developable land in Bottineau, located on the main highway in the northern portion of the state.

The products offered for sale by United are very similar to Turnbull with stable sales of fuel and lubricants throughout the year. Propane sales are significantly heavier in the winter months. United serves customers within a seventy mile radius of Bottineau, which includes eighteen towns in nine counties. United also sells race gasoline which is delivered to various race organizers in Montana and South Dakota. Margins on propane and fuel are relatively narrow but higher margins are available on items in demand at lower quantities, such as lubricants and race gas.

Suppliers

At Turnbull, fuels are purchased from local suppliers and then sold and delivered to a broad range of regional customers. The following is a list of key suppliers and estimated percentage of purchases during 2010:

Refined fuels are primarily supplied by: Coffeyville Resources (65%) and Valero Energy (23%). Liquid propane gas (LPG) is primarily supplied by: Plains Marketing (47%), Gromark Inc. (35%), and NGL (10%). There are a minimum of five different suppliers of each fuel available so the loss of any one supplier would not damage the business.

Turnbull has developed long-standing relationships with its key suppliers. The average duration of the relationship between Turnbull and its suppliers is six years. Typically, Turnbull agrees to purchase a set amount of fuels on a monthly basis and therefore has the flexibility of seeking out best pricing. The Midwest region also benefits from having a wide variety of suppliers and propane costs that are lower than in the rest of the country.

At United, fuels are purchased from local suppliers and then sold and delivered to a broad range of regional customers. The following is a list of key suppliers and estimated percentage of purchases during 2010. Refined fuels are supplied by: Western Petroleum (75%) and Vining Oil & Gas (25%). LPG is supplied by: Farmer Union Oil (90%), and Vining Oil & Gas (10%). There are several other suppliers that United receives quotes from and are available to deliver fuel so the loss of any supplier would not harm the business. United frequently checks prices and delivery costs in order to obtain the most efficient supply of inventory.

Customers

In Kansas, customers span twenty counties or approximately a 120 mile radius from Plainville, Kansas. Turnbull owns its own distribution system of tankers and haulers, and has incrementally added to its property, plant and equipment over the past several years. At United, we sell fuel across the Dakotas, and in nine counties.

Fuel is purchased from local suppliers and then sold and delivered to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain profitable and increase revenue in 2010. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. The percentage of revenue derived from Turnbull’s customers in 2010 was as follows: wholesale (67%), drilling (13%), private (10%), farming (6%), construction (2%) and other business (2%). While fuel sales remain fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

Our customers typically purchase set amounts of fuels on an annual basis. In 2010, we had eighteen wholesaler customers, the largest of which represents 10% of sales. Our top five retail customers in 2010 comprised 30% of our revenue.

At United, the top five customers in 2010 comprised approximately 18% of total sales, with no single customer accounting for greater than 5% of revenue. In 2010, private customers comprised 65% of United’s revenues, while wholesale/other businesses and farming comprised 20% and 15%, respectively.

Intellectual Property Assets

We have an issued patent for a fiber optic motion sensor technology. We intend to investigate the development or licensing of our patented proprietary motion sensor technology for rugged environments. We hope this intellectual property will facilitate the successful development and commercialization of techniques and devices enabling greener exploration and production; ones that minimize the environmental footprint of drilling activity.

This technology, called Simple Fiber Optic Seismometer for Harsh Environments, is a motion sensor that registers the force and measures the magnitude of an environmental disturbance. The device may be utilized in places that are typically difficult and costly to survey such as the deep ocean floor. We believe that this technology could reduce the cost of seismic sensor arrays having the fidelity and reliability necessary for permanent down-hole and seafloor installations. The patented technology could make techniques for oilfield production management and exploration that have typically only been available to larger drilling companies, available to middle market players.

The patent was issued in the United States on May 11, 2010 under patent number 7,714,271 B1, and if applicable maintenance fees are paid, the patent has a term of 20 years from the date of issuance. We have not filed patent applications in any other country. We are not relying on the development of the technology covered by this patent for strategic planning purposes but intend to investigate the market value and possible licensing of the technology to companies operating seismic sensor arrays.

Competition

The refined fuels industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. We compete with other refined fuels distributors offering a broad range of services and prices, from full service distributors to those that solely offer the delivery service. Competition is primarily based on a combination of price and service. We have developed a range of sales programs and service offerings for our customer base in order to be viewed as a full service energy provider and to build customer loyalty. For instance, like most companies in the refined fuels business, we provide home heating equipment repair service to our customers through our services business on an on-call basis. The refined fuels business unit also competes for retail customers with suppliers of alternative energy sources, principally natural gas, propane and electricity.

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, refined fuels and oil byproducts and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. In some areas electricity may have a competitive price advantage or be relatively equivalent in price to propane due to government regulated rate caps on electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating.

The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth as well as the success of our sales and marketing programs designed to attract and retain customers. The failure to retain and grow our customer base would have an adverse effect on its long-term results.

The domestic propane retail distribution business is highly competitive. We compete in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and we compete with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. We also offer customers various payment and service options, including fixed price and guaranteed price programs.

CHS Inc., operating under the name Cenex, is our largest corporate competitor in both Kansas and North Dakota. Cenex caters primarily to very large customers (mostly gas station chains).

Local farming co-ops, which are businesses put together by large farms to service themselves, are also competitors. They tend to compete well on price but not on service. We believe that our market share on propane will continue to increase in the future.

Governmental and Environmental Regulations

We are subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of refined fuels and propane and the operation of bulk storage terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.

With respect to the transportation of refined fuels and propane by truck, we are subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”) or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate our facilities, which are material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of refined fuels and propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations. Each year, we spend approximately twenty-four hours of training per employee in order to maintain proper compliance. To date, we are currently fully compliant. In addition, the North Dakota Department of Transportation regulates the transportation of hazardous material within the state. We hold the necessary licenses and comply with the training requirements and record keeping guidelines set by the agency.

National Fire Protection Association (“NFPA”) Pamphlet Nos. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard for propane storage, distribution and equipment installation and operation in the states in which we operate. In some states these laws are administered by state agencies such as the Kansas Fire Marshall, and in others they may be administered on a municipal level. Pamphlet No. 58 has adopted storage tank valve retrofit requirements due to be completed by June 2011 or later depending on when each state adopts the 2001 edition of NFPA Pamphlet No. 58. To address this we have a program in place to meet this deadline.

NFPA Pamphlet Nos. 30, 30A, 31, 385 and 395, which establish rules and procedures governing the safe handling of distillates (fuel oil, kerosene and diesel fuel) and gasoline, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard for fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation/operation in all of the states in which we sell those products. In some states these laws are administered by state agencies and in others they are administered on a municipal level.

The Environmental Protection Agency (EPA) provides oversight and guidelines for spill prevention and containment control. As such we recently installed a new retaining wall and fencing at our Turnbull facility to comply with new EPA containment requirements. The installation of the wall and fencing was not as a result of a deficiency, rather to preemptively comply with the new requirements. We foresee no other near term requirements with which we are not already in compliance. In addition, the North Dakota Insurance Department and North Dakota Department of Health manages on behalf of the EPA, the Petroleum Tank Release Compensation Fund (PTRCF) for which we pay an annual fee for underground fuel tanks and above ground bulk plant tanks.

The Kansas State Fire Marshall imposes regulations and licensing requirements for propane storage and distribution. The Kansas State Department of Weights and Measures provides oversight and testing of measuring devices such as the meters on delivery trucks and fuel pumps. For both of the state regulatory bodies, we hold all the necessary licenses required, and foresee no other near term requirements for which we are not already in compliance.

The North Dakota Public Service Commission requires that all gas pumps, propane truck delivery gas and diesel truck delivery meters be registered and checked annually. We are currently fully compliant.

Employees

As of December 31, 2010, we had eleven employees. None of our employees are members of a union. We consider our employee labor relations to be good.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and the other information in this report, including our financial statements and the notes to those statements, before you purchase any of our shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any of the following risks and uncertainties develops into actual events, our business, results of operations or financial condition could be adversely affected. In those cases, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

If we do not raise additional capital we will not be able to pay the principal amount due on a convertible note owed to an accredited investor.

Our capital requirements are significant. We need $750,000 to pay an accredited investor for the principal amount due on a convertible note. The note bears 8% annual interest that is payable quarterly and the note comes due on April 9, 2011 unless converted to common stock by note holder. The conversion can be made at 80% of most recent public trading value anytime before note becomes due. If converted the result would represent approximately 18% of shares outstanding.

If we do not raise additional capital we will not be able to pay the balance on the promissory notes owed for the acquisitions of Turnbull and United, and we may be forced to return Turnbull to its prior owners.

Our capital requirements are significant. We need $4,000,000 to complete the purchase of Turnbull, $500,000 to complete the purchase of United, and capital for sales and marketing programs as well as for administrative, legal and accounting expenses. The promissory note to Turnbull will be in default if not paid by December 31, 2012 and we may be forced to sell Turnbull’s common stock back to its prior owners, net of certain fees and other amounts as stated in the Promissory Note between us and Mr. Turnbull. This would result in a material change to our consolidated financial position, including the reduction of total assets, liabilities, shareholder equity, and potential revenue and cash flow streams. At this time, all cash and profits generated by Turnbull remain within the control of the Turnbull subsidiary until note payable to Mr. Turnbull is paid in full.  Such cash and profits must be retained by the Turnbull subsidiary.

The promissory note to United will be in default if not paid by December 31, 2011 and we would need to take steps to renegotiate the note and such renegotiation may not be on favorable terms to us.  We may be forced to sell all or part of our assets to raise capital to satisfy this obligation. This would prevent us from consolidating United’s assets, liabilities, shareholder equity, and potential revenue and cash flow streams. We would also no longer receive a monthly payment of $5,000 from United, which began in January 2010, and is payable so long as the $500,000 Note is outstanding. The current acquisition includes the stipulation that cash and profits generated by United remain within the control of United until the note payable to Mike and Debbie Werner is paid.

At the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. In addition, the existence of outstanding options and warrants may adversely affect the terms at which we could obtain additional equity financing since the holders of these options and warrants may have the opportunity to profit from a rise in the value or market price of our common stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities. If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities. In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital. As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

We have approximately three months to pay the note due the Accredited Investor,  approximately one year to pay the note due the Werners before it matures, and approximately two years to pay the note due to Mr. Turnbull before it matures, and the issuance of additional shares of common stock alone may not be sufficient in meeting these obligations given market conditions and the amount of shares available to be issued.

As of December 31, 2010, we had approximately 3,210,000,000 shares of common stock available for issuance and our share price was approximately $0.003 on the Pink Sheets. Unless the share price were to materially improve, this would enable us to only raise approximately $9.6 million from the issuance and sale of these shares.. On July 20, 2010, a majority of our shareholders approved an increase in the number of common shares that are authorized to be issued to 5 billion from 1.8 billion. However, this action alone may not be sufficient to raise the principal amount due to Mr. Turnbull given the unpredictability of market conditions (namely the price of our common shares) and our ability to raise funds through the sale of our capital stock.

Our continuing operations may cease if we are not successful in securing capital.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, at December 31, 2010 we had cash and cash equivalents of approximately $4,000 and stockholders’ deficit of approximately $712,000.

Nevertheless, our capital requirements are significant. We need capital to pay for our ongoing operations, for sales and marketing programs and for administrative, legal and accounting expenses. At the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. In addition, the existence of outstanding options and warrants may adversely affect the terms at which we could obtain additional equity financing since the holders of these options and warrants may have the opportunity to profit from a rise in the value or market price of our common stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities. If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities. In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital. As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our ability to grow will be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have made.

We have expanded our business through acquisitions. We regularly consider and evaluate opportunities for growth through the acquisition of local and regional refined fuels and propane distributors. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, that we will be able to finance acquisitions on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect our ability to make distributions.

The acquisition strategy of our business involves significant risks.

We will consider pursuing strategic and accretive acquisitions in order to continue to grow and increase profitability. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets; the potential unavailability of financial resources necessary to consummate acquisitions in the future; difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms; and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets. In addition, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	Unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;
•	Failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
•	Strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;
•	Difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;
•	Amortization of acquired assets, which would reduce future reported earnings;

•	Possible adverse short-term effects on our cash flows or operating results;
•	Diversion of management’s attention from the ongoing operations of our business;
•	Assumption of unknown material liabilities or regulatory non-compliance issues;
•	Need for financial resources above our planned investment levels;
•	Risks associated with entering markets in which we lack prior experience;
•	Risks associated with the transfer of licenses of intellectual property;
•	Increased operating costs due to acquired overhead;
•	Tax issues associated with acquisitions;
•	Acquisition-related disputes, including disputes over earn-outs and escrows;
•	Potential loss of key employees of the acquired company; and
•	Potential impairment of related goodwill and intangible assets.

Failure to manage these acquisition growth risks could have a material adverse effect on the financial condition and/or operating results of our business. Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

We are subject to credit risks related to our accounts receivable.

We do not generally obtain letters of credit or other security for payment from customers. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. The current economic situation could increase the likelihood of such defaults and bankruptcies. If our largest customers or a material portion of our smaller customers were to become insolvent or otherwise not satisfy their obligations to us, we could be materially harmed.

If we fail to keep up with changes in our industry, we will become less competitive, limiting our ability to generate new business and increase our revenues.

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to address new developments in the market segments we serve and the regions in which we operate, as well as laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in revenues through price increases or additional product sales. Our inability to keep pace with changes and developments in the markets we serve may have an adverse impact on our business, results of operation and financial condition.

We rely on certain key personnel. If any of our key employees leave and we cannot replace them with persons with comparable skills, our business will suffer.

Our performance depends, to a significant extent, upon the efforts and abilities of our senior executive officers. The departure of any of our executive officers could have an adverse effect on our business and we cannot assure you that we would be able to find qualified replacements for any of those individuals if their services were no longer available for any reason. In addition, our success will also depend upon our ability to recruit and retain qualified personnel to fill other positions. Demand for highly skilled executives is still great and, accordingly, no assurance can be given that we will be able to hire or retain sufficient qualified personnel to meet our current and future needs.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We have a limited operating history as a stand-alone company.

Our limited historical financial performance as a stand-alone company makes it difficult for you to evaluate our business and results of operations to date and to assess our future prospects and viability. Although one of our subsidiaries has been in business over 30 years and the other has been in business for over seven years, our brief operating history has resulted in strong period-over-period revenue and profitability growth rates that may not continue in the future. We have been operating during a recent period of significant growth in the profitability of the refined oil products industry which may not continue or could reverse. As a result, our results of operations may be lower than we currently expect and the price of our common stock may be volatile.

Unforeseen difficulties with the implementation or operation of our information systems could adversely affect our internal controls and our business.

We plan on making improvements to our internal accounting systems. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our information system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

We may incur additional costs to comply with the various federal, state and local laws and regulations that affect our operations.

We are affected by governmental regulations that increase costs related to the sale and transportation of refined oil and gas products. It is possible that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future. These government regulatory requirements may result in costs that are not possible to pass through to our customers and which could impact the profitability of our operations.

Our oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to health and safety, land use, environmental protection or the oil and gas industry generally. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Compliance with such laws and regulations often increases our cost of doing business and, in turn, decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or issuance of cease and desist orders.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Over the years, we have owned property for oil and gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners who were not under our control. Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, we could be held strictly liable for the removal or remediation of previously released materials or property contamination at such locations regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.

There is a growing concern, both nationally and internationally, about climate change and the contribution of Green-House Gas (GHG) emissions, most notably carbon dioxide, to global warming. In response to this concern, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”) in June of 2009 to establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate offered a draft climate change bill, the Clean Energy Jobs and American Power Act, based on the ACES Act. The proposed legislation includes a cap-and-trade policy structure in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. The legislation establishes mechanisms for GHG sources to obtain allowances to emit GHGs during the course of a year which may be used to cover their own emissions or sell them to other sources that do not hold enough allowances for their own operations.

It is expected that climate change legislation will continue to be a priority in the foreseeable future and it is possible that federal legislation mandating the reduction of GHG emissions on an economy-wide basis may be enacted in the near future. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that domestic and international climate change regulation may have on our business, financial condition or results of operations in the future.

Decreases in the demand for refined fuels and propane because of warmer-than-normal heating season weather or unfavorable weather may adversely affect our results of operations.

Because many of our retail customers rely on refined fuels and propane as a heating fuel, our results of operations may be adversely affected by warmer-than-normal heating season weather. For example, weather conditions have a significant impact on the demand for propane for heating purposes. Accordingly, the volume of propane sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. Historically, approximately two-thirds of our annual retail propane volumes are sold during these months. There can be no assurance that normal winter weather in our service territories will occur in the future.

The agricultural demand for refined fuels and propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for refined fuels and propane. Sustained periods of unfavorable weather conditions can negatively affect our revenues. Unfavorable weather conditions may also cause a reduction in the purchase and use of grills and other propane appliances which could reduce the demand for our portable propane tank exchange services.

Our profitability is subject to refined fuels and propane pricing and inventory risk.

The retail refined fuels and propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the refined fuels and propane supply costs. Refined fuels and propane are commodities, and, as such, their unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the refined fuels and propane that we and other marketers purchase can change rapidly over a short period of time. Most of our refined fuels and propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points such as Conway, Kansas. Because our profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the industry, we may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause us to sell inventory at less than the price we purchased it, which would adversely affect our operating results.

High refined fuels and propane prices can lead to customer conservation, resulting in reduced demand for our products.

Prices for refined fuels and propane are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high refined fuels and propane costs our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our products.

Supplier defaults may have a negative effect on our operating results.

When we enter into fixed-price sales contracts with customers, we typically enter into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of refined fuels and propane, a default of one or more of our suppliers under such contracts could cause us to purchase refined fuels and propane at higher prices which would have a negative impact on our operating results.

We are dependent on our principal refined fuels and propane suppliers, which increases the risks from an interruption in supply and transportation.

During 2010, we purchased approximately 90% of our refined fuels and propane needs from five suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in North Dakota, some of our suppliers provide more than 50% of our refined fuels and propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings.

Changes in commodity market prices may have a negative effect on our liquidity.

Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of refined fuels and propane, changes in the market price of refined fuels and propane can create margin payment obligations for us and expose us to an increased liquidity risk.

Our operations may be adversely affected by competition from other energy sources.

Refined fuels and propane compete with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity and natural gas.

For example, electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. As long as natural gas remains a less expensive energy source than propane, our business will lose customers in each region into which natural gas distribution systems are expanded. The gradual expansion of the nation’s natural gas distribution systems has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.

Gas and oil prices are volatile. Declining prices have adversely affected our financial position, financial results, cash flows, access to capital and ability to grow.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we pay and then receive for the gas and oil we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks is subject to periodic redeterminations based on prices specified by our bank group at the time of redetermination. In addition, we may have asset carrying value write-downs if prices fall, as has been the case in the past three months.

Historically, the markets for gas and oil have been volatile and they are likely to continue to be volatile. Wide fluctuations in gas and oil prices may result from relatively minor changes in the supply of and demand for gas and oil, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of gas and oil;
•	Weather conditions;
•	The level of consumer demand;
•	The price and availability of alternative fuels;
•	The proximity and capacity of gas pipelines and other transportation facilities;
•	The price and level of foreign imports;
•	Domestic and foreign governmental regulations and taxes;
•	The ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	Political instability or armed conflict in oil-producing regions; and
•	Overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future gas and oil price movements with any certainty. Declines in gas and oil prices reduce revenue, and could in the future have a material adverse effect on our financial condition, results of operations, and cash flows. Further, gas and oil prices do not necessarily move in tandem.

Third parties may invalidate our patents.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

•	Subsequently discovered prior art;
•	Lack of entitlement to the priority of an earlier, related application; or
•	Failure to comply with the written description, best mode, enablement or other applicable requirements.

United States patent law requires that a patent must disclose the “best mode” of creating and using the invention covered by a patent. If the inventor of a patent knows of a better way, or “best mode,” to create the invention and fails to disclose it, that failure could result in the loss of patent rights. Our decision to protect certain elements of our proprietary technologies as trade secrets and to not disclose such technologies in patent applications, may serve as a basis for third parties to challenge and ultimately invalidate certain of our related patents based on a failure to disclose the best mode of creating and using the invention claimed in the applicable patent. If a third party is successful in challenging the validity of our patents, our inability to enforce our intellectual property rights could seriously harm our business.

We may be liable for infringing the intellectual property rights of others.

Our technology may be the subject of claims of intellectual property infringement in the future. Our technology may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, could divert resources and attention and could require us to obtain a license to use the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from offering most or all of technology and our business and results of operations will be adversely affected.

We do not know if our technology is commercially viable.

We do not yet know whether our technology can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of developing the technology and the subsequent costs associated with a user of the technology employing the device in the field, including among other costs, the costs of the feedstock, processing costs, license and royalty fees and the costs of transportation which would impact the cost at which may sell or license our technology. Because we have not experienced any full scale commercial operations related to our technology, we have not yet developed a guaranteed efficient cost structure. We may experience technical problems that could make the development of the device more expensive than anticipated. Failure to address both known and unforeseen technical challenges may materially and adversely affect our business, results of operations and financial condition. Therefore, we do not include potential cash flow from our intellectual property portfolio in our projections for future earnings.

We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business. Our inability to enter into new distribution relationships or strategic alliances could have a material and adverse effect on our business.

We may have difficulty in attracting and retaining management and outside independent members to our Board of Directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors and officers’ liability insurance. Directors and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors.

We may lose potential independent board members and management candidates to other companies that have greater directors and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

Our debt to equity ratio may be high at the commencement of operations due to the requirement of accruing expenses for operations.  High leverage creates risks, including the risk of default as well as operating and financing constraints likely to be imposed by prospective lenders. The interest expense associated with our anticipated debt burden may be substantial and may create a significant drain on our future cash flow, especially in the early years of operation. Any such operating or financing constraints imposed by the our lenders as well as the interest expense created by our debt burden could place us at a disadvantage relative to other better capitalized service providers and increase the impact of competitive pressures within our markets.

Risk Factors Related to Our Securities

We are subject to the “penny stock” regulations.

Our common stock is quoted on the Pink Sheets under the symbol “USOG”. Generally, holders of securities not eligible for inclusion on a national exchange may have difficulty in selling their securities should they desire to do so. In such event, due to the low price of the securities, many brokerage firms will not effect transactions in such securities and it is unlikely that any bank or financial institution will accept such securities as collateral, which would have an adverse effect in developing or sustaining any market for such securities.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Because our common stock does not qualify for inclusion on a national exchange, it may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered representative or underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell such securities in the secondary market.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.

The market price for our common stock is highly volatile. Since inception, the price of a share of our common stock has traded on a split-adjusted basis from a low of one-tenth of one cent to a high of seventeen cents. This extreme volatility could result in substantial losses for investors. The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	Quarterly and seasonal variations in operating results;
•	Changes in financial estimates and ratings by securities analysts;
•	Announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
•	Publicity about our company, our services, our competitors or business in general;
•	Additions or departures of key personnel;
•	Fluctuations in the costs of materials and supplies;
•	Any future sales of our common stock or other securities; and
•	Stock market price and volume fluctuations of publicly-traded companies in general and in the automotive aftermarket industry in particular.

In addition, this volatility may give rise to investor lawsuits diverting management’s attention and valuable company resources from our business.

There is a limited trading market for the sale of our securities.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. There is currently only a limited trading market for our common stock, which is quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter, and there can be no assurance that a trading market will develop further or be maintained in the future. If a more active trading market for our common stock were to develop, the prices at which our common stock would trade will depend upon many factors, including the number of holders, investor expectations and other factors that may be beyond our control.

Our outstanding common stock is subject to dilution.

As of December 31, 2010, there were 115,638 preferred shares that at market price on December 31, 2010 may be converted into approximately 289 million shares of our common stock plus convertible notes payable of $984,800 that may be converted into up to 623 million common shares. Furthermore, we may finance our future operations or future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock. In addition, we may use our common stock or securities exercisable for common stock as a means of attracting or retaining employees and management for our business. If we use our common stock for these purposes, our existing stockholders will experience dilution in the voting power of their common stock and the price of our common stock and earnings per share could be negatively impacted.

We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business, and we do not intend to declare or pay any cash dividends in the foreseeable future.

Future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law could prevent or delay a change in control of our company.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control.  These provisions could also discourage proxy contests and make it more difficult for stockholders to take other corporate actions.  These provisions:

•
permit our Board of Directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed only by resolutions of the Board of Directors;
•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and

•
provide that special meetings of our stockholders may be called only by the chairman of the Board of Directors, our Chief Executive Officer, our President or the holders of at least 66 2/3% of the shares entitled to vote at such meeting or the Board of Directors.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of our outstanding voting stock for a period of three years following the date on which the stockholder became an interested stockholder.  This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders.

You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

During 2010, approximately 15 million shares of our common stock traded on average on a daily basis on the Pink Sheets. The number of persons interested in purchasing our common stock at or near ask prices, at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

There may be periods of several days or more when trading activity in our shares is not sufficient on a volume basis, as compared to a more mature issuer which has a larger volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Shares eligible for future sale by our current shareholders may adversely affect our stock price.

To date, we have had a very limited trading volume in our common stock.  As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to the Company and our shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could cause us to incur substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our shareholders.

Item 1B.	Unresolved Staff Comments

The SEC has reviewed and provided comments on the company’s previous filing of Form 10 originally filed on May 3, 2010. We have responded to the comments and are waiting on a response from the SEC.

Item 2.	Properties

Our executive offices are located at 11782 Jollyville Road, Suite 211B, Austin, Texas 78759. This office is leased under an agreement that runs through April 30, 2011, after which we plan on renewing on a semiannual basis. We believe that the facility we occupy is in good condition and is suitable for our present operations and that additional space is readily available for expansion or to accommodate our operations should our lease not be extended.

We owned and did not lease and have good title, free of any encumbrances the following land and buildings in Kansas:

•	Office building in Plainville;
•	Truck and trailer maintenance, repair, and storage 1,944 square foot facility in Plainville;
•	Bulk fuel and propane storage 1,320 square foot plant in Plainville;
•	Fuel warehouse and storage plant in Palco; and
•	Office, warehouse, maintenance, and propane storage 2,400 square foot facility in Utica.

We owned and have good title, free of any encumbrances the following land and buildings in North Dakota:

•	Six acres of developable land in South Bottineau;
•	Bulk fuel and propane storage plant, office and maintenance facility in Bottineau;
•	Leased retail/gas station and convenience store in Belcourt; and
•	Retail/gas station and convenience store in Bottineau.

The storage and transportation of refined fuels and propane requires specialized equipment. The tanks utilized for this purpose are made of specialized steel that maintain the refined fuels and propane in a liquefied state. As of December 31, 2010, we owned and operated the following bulk storage tanks and transportation fleet:

Asset	Location	Capacity (gallons)
Portable propane storage tanks	Utica, Kansas	300,000
Refined fuels storage plant	Plainville, Kansas	82,913
Refined fuels storage plant	Palco, Kansas	63,280
Portable propane storage tanks	Bottineau, North Dakota	40,000
Gasoline storage plant	Bottineau, North Dakota	37,000
Diesel storage plant	Bottineau, North Dakota	34,000
Propane storage plant	Plainville, Kansas	30,000
Propane storage plant	Utica, Kansas	30,000
Gasoline storage plant	Belcourt, North Dakota	20,000
Propane storage plant	Bottineau, North Dakota	12,388
High octane race gasoline storage plant	Bottineau, North Dakota	6,000
Race alcohol storage plant	Bottineau, North Dakota	4,000

Two 18-Wheel Refined Fuels Haulers	Kansas	18,400
One 18-Wheel LPG Hauler	Kansas	10,580
Three Refined Fuels Trucks	Kansas	11,500
Two LPG Trucks	Kansas	6,100
Three Refined Fuel Trucks	North Dakota	7,500
Three LPG Trucks	North Dakota	7,160

Item 3.	Legal Proceedings

We are not a party to any legal proceedings and, to our knowledge, no action, suit or proceeding have been threatened against us. There are no material proceedings to which any of our directors, officers, or subsidiaries are parties to that are adverse to us or have a material interest adverse to us.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information  Our common stock trades on the Over the Counter Market under the symbol “USOG.”  The ranges of high and low trade prices per share of our common stock for each quarterly period during fiscal 2010 and 2009 were as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$0.03	$0.01	$0.17	$0.17
Second Quarter	0.01	0.00	0.17	0.17
Third Quarter	0.00	0.00	0.17	0.12
Fourth Quarter	0.01	0.00	0.12	0.02

NOTE: The above quotations represent prices between dealers, do not include retail markup, markdown, or commission and may not necessarily represent actual transactions.

Number of Holders of Common Stock   As of December 31, 2010 there were approximately 1,098 holders of record of USOG common stock.

Dividends  We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

Issuer Repurchases of Equity Securities

There were no repurchases of equity securities that are registered by us pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contents

This item of the annual report on Form 10-K is divided into the following sections:

•	Executive Summary – Provides a brief overview of the year’s results and known uncertainties that management expects to have an effect on future results.

•
Results of Operations – Analyzes our financial results comparing sales, operating margins, and expenses to prior periods including our expectations of the effect of trends and uncertainties on future results.

•	Liquidity and Capital Resources – Analyzes our cash flow from operating, investing, and financing activities and further discusses current and projected liquidity.

•	Critical Accounting Estimates – Discusses the most significant accounting estimates that we believe are essential to aid in understanding our reported financial results.

Executive Summary

We were founded in April 2007. Headquartered in Austin, Texas, we identify and attempt to acquire domestic oil and gas service companies that market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and oversee the operations of the businesses we acquire. Our acquisition targets are small to mid-sized family-run companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. Oil and gas service companies typically purchase bulk fuel and propane from regional suppliers, then store, sell, and deliver the fuel and propane to local businesses, drillers, farms, wholesalers, and individuals. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

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

We acquired Turnbull, located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, Kansas, on May 15, 2009. We made our second acquisition, United, located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in 2010. We intend to continue to integrate these acquisitions with a short-term focus on acquiring additional oil and gas service companies and expanding within the oil and gas service sector. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009-2010. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

During 2010, we accomplished two significant objectives. The first was the completion of our Registration Statement with the SEC on Form 10 and subsequent quoting on the OTCQB for fully reporting companies. Regularly filed quarterly financial reports and audits have enhanced communication with shareholders through added transparency. In the near future we plan to move to a more senior national exchange like the NYSE AMEX for even greater recognition and capital raising opportunities.

Second was the renegotiation of debt owed for the acquisition of Turnbull. This extended the maturity of the promissory note by an additional two years. The new term reflects our excellent working relationship with Mr. Turnbull and provides added flexibility to eliminate our capital obligations over time. We have in place a manageable schedule of financing that allows us to accomplish our objectives without undue time constraints.

Other highlights include the first full year of United as a wholly owned subsidiary, as the acquisition became effective on January 1, 2010; the United States Patent Office’s approval of our eco-friendly fiber optic motion sensor technology for exploration and drilling in rugged environments to be possibly developed or licensed; and an important contract for the supply of fuels to a private highway contractor, which may provide a foothold for future projects in what should be a growing trend in infrastructure spending.

Going forward, our primary emphasis will be a consolidation on a tax basis of both of our subsidiaries in order to increase the bottom line; seeking internal growth opportunities plus a third target for acquisition; and further significant reduction of debt.

Results of Operations

Sales by Subsidiary ($000’s)	2010		2009		Change
	$	%	$	%	$	%

Turnbull	18,043	73	9,354	100	8,700	93
United	6,640	27			6,640	NA
Total	24,684	100	9,354	100	15,340	164

Net Sales. For the year ended December 31, 2010, total net sales were $24.7 million. Turnbull subsidiary provided 73% of sales compared to 27% from United. 2010 sales compare to $9.4 million of sales in 2009, all of which were attributed to Turnbull. Sales in 2010 were substantially higher because the acquisition of Turnbull was not completed until May 15, 2009 and the acquisition of United was not completed until January 1, 2010. Percentage of sales between subsidiaries remains fairly constant with only a few percentage points change from quarter to quarter.

The overall economy appears to be improving, and we anticipate slowly increasing sales during 2011 at both Turnbull and United. The increase in oil and gas prices in the first quarter of 2011 will have a positive impact on sales but is not expected to materially affect volume. At United we expect improved sales volume due in part to the opening of a second retail store and continued growth in the propane business due to increase in economic activity in the area. This is in large part due to increased oil drilling within the area covered by the Bakken Formation.

Operating Expenses by Division: ($000’s)	2010		2009		Change
	$	%	$	%	$	%
Corporate	562	30	915	53	(353)	(39)
Turnbull	782	41	800	43	(28)	(4)
United	550	29	-	-	550	NA
Total	1,894	100	1,715	100	179	10

Operating expenses. Operating expenses increased by $179,000 or 10% for the twelve months ended December 31, 2010 compared to the same period in 2009. This was primarily because of the addition of United Oil and the $550,000 in operating costs it added.  Turnbull Oil reduced operating costs by $28,000 despite being a part of the company for only 9 months in 2009. Contributing factors were the reclassification of $299,000 of depreciation and driver costs were to Cost of Goods Sold in 2010, and the booking of a $208,000 reserve for bad debt.  Corporate overhead costs dropped by $353,000 (39%) for the twelve months ended December 31, 2010 compared to the same period in 2009. This is primarily the result of a significant reduction in the use of consultants and acquisition prospecting costs. There was additional non-cash related amortization expense of $78,000 in 2010 against intangible assets acquired in the purchase of United Oil and Gas. We intend to continue to focus on the reduction of corporate level costs and emphasize investment spending at an operational level to maximize growth opportunities.

Operating Income(Loss) by Division: ($000’s)	2010		2009		Change
	$	%	$	%	$	%
Corporate	(562)	(287)	(915)	(127)	353	39
Turnbull	341	174	195	27	146	75
United	25	13			25	NA
Total	(196)	(100)	(720)	(100)	524	73

Operating Income/(Loss). For the twelve months ended December 31, 2010, operating loss was $196,000, a reduction in loss of $524,000 compared to the same period in 2009. This is due in large part to the reduction in corporate overhead costs, as described above, as well as increased profit at Turnbull Oil. Turnbull provided the vast majority of operating income for the twelve months ended December 31, 2010 ($341,000) with a loss of $562,000 recorded at a corporate level and income of $25,000 for United. The operating income at United was negatively impacted by the additional depreciation expense from the stepped up value in assets that occurred from the booking of the acquisition. Depreciation expense at United for the year ended December 31, 2010 was $105,000. When added back to income from operations, United shows a profit of $130,000. The operating income of Turnbull was negatively impacted by the $208,000 addition of reserve for doubtful accounts.

Net Income(Loss) by Division: ($000’s)	2010		2009		Change
	$	%	$	%	$	%
Corporate	(1,513)	(119)	(1,696)	(115)	183	11
Turnbull	227	18	225	15	2	1
United	13	1			13	NA
Total	(1,273)	(100)	(1,471)	(100)	198	NA

Net Income/(Loss). For the twelve months ended December 31, 2010, Net Loss was $1,273,000, a reduction in loss of $198,000 over the same period in 2009. A significant portion of the loss in 2009 is attributable to non-cash accretion expense of $704,000 on derivative liabilities. The 2010 amortization expense on derivative liabilities was $170,000. However, in 2010 there was an additional non-cash expense of $580,000 recorded as a loss on the conversion of debt. This represents the difference between the fair market value of stock issued in exchange for debt reduction and the vale of the debt that was eliminated. In total, the net impact of gain/loss on debt conversion combined with amortization expense of derivative liabilities in 2010 was $572,000 reduction in net income. Additional items are discussed below.

Interest Income/Expense and Other Income/(Loss).  A significant portion of additional non-operating expense was incurred at the Corporate level with the renegotiation and extension of the Note Payable to Jeff Turnbull. This resulted in a one time finance fee of $250,000 which was expensed within the 12 month period ending December 31, 2010. This was a non-cash expense that increased the amount of note payable to Jeff Turnbull. The Company incurred interest expense of $140,000 for the year ended December 31, 2010 compared to expense of $154,000 for the same period in 2009. Most of this was at the corporate level for Notes Payable. For the twelve months ended December 31, 2010, this was offset by interest income of $16,000, mostly from Turnbull subsidiary. Interest income for the same period in 2009 was $35,000. The reduction in interest income from 2009 to 2010 is due to the 2010 booking of a $95,000 bad debt reserve against interest income from customers that are over 90 days past due.

Provision for Income Taxes. The tax expense for the 12 months ended December 31, 2010 was $174,000 compared to $287,000 for the same period in 2009. This is because as of July 1, 2010 the Company will consolidate with Turnbull Oil on a tax basis as well as financial reporting basis. At a minimum, this level of savings is expected to be repeated in 2011 resulting in a significant benefit to net income and cash flow.

Liquidity and Capital Resources

Our cash balance at December 31, 2010 was $4,000 compared to $337,000 at December 31, 2009. An additional $286,000 is held as restricted cash at December 31, 2010. In the twelve months ended December 31, 2010, operating activities utilized $589,000 ($1,273,000 from net loss). Included as a non-cash expense was $306,000 of depreciation and amortization expense and $250,000 finance fee from renegotiation and extension of Turnbull note payable. Other adjustments related primarily to changes in accounts receivable, inventory, taxes payable, and accounts payable. Investing activities utilized $157,000. This balance is for the purchase of vehicles and equipment.  Financing activities provided $412,000. Financing activities included the significant restructuring of debt to move over $3 million from short term to long-term debt.

On a consolidated basis, current assets on the balance sheet as of December 31, 2010 were $2.4 million against current liabilities of $3.8 million. A large component of the current liabilities is an $811,000 liability for derivatives. This is a non-cash liability based on the expected loss on conversion of convertible debt into stock. The note to Jeff Turnbull for the acquisition of Turnbull was amended in December 2010 to extend the maturity date to December 31, 2012 and increase the principal amount owed under the note from the original amount of $3,750,000 to $4,000,000. The amount was reduced in July and August 2010 when Mr. Turnbull converted an aggregate of $250,000 of the debt into common stock. The United acquisition includes a note payable for $500,000 that is due by December 31, 2011. There is also a note payable to investor for $750,000 that was due on April 15, 2011 but has subsequently been extended to December 31, 2011.

Accounts receivable at December 31, 2010 are $1.7 million compared to $1.4 million at December 31, 2009. These balances are shown net of allowance for doubtful accounts in the amount of $326,000 and $248,000 respectively. Accounts receivable are from customers of Turnbull, Basinger, and United. Turnbull evaluates accounts receivable annually and writes off accounts considered uncollectible. Turnbull also charges 21% interest on all accounts receivable over 30 days, which historically has covered amounts lost due to uncollectible accounts. Goodwill of $2.8 million is the result of the Turnbull/Basinger and United acquisitions. The value of the Goodwill is evaluated on an annual basis for impairment and adjusted down if necessary. There was no adjustment made at December 31, 2010.

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

	2010	2009
Liquidity and Working Capital Performance Measures
Ratio of current assets to current liabilities	0.65	0.42
Ratio of total assets to total liabilities	.91	0.88
Working capital (current assets minus current liabilities)	$(1,334,000)	$(3,316,000)
Net cash provided by (used in):
Operating activities	$(588,000)	$(1,021,000)
Investing activities	(157,000)	(518,000)
Financing activities	412,000	1,551,000
Earnings before taxes, interest, depreciation/amort. (EBITDA)	$(216,080)	$(285,893)

All key measures improved significantly during the twelve months ended December 31, 2010. Five elements played a key role in these positive changes:
1.
Subsidiary operations performed well. Turnbull/Basinger achieved net income profit of $398,000 before taxes and although United achieved profit of $19,000 before taxes, if depreciation and amortization are additionally backed out of net income, the profit for the two companies combined was $641,000.

2.	Drastic cuts in corporate overhead costs were achieved. Corporate operating expense was cut by $353,000 (39%) for the 12 months ended December 31, 2010 over the same period in 2009.
3.
Included in current year earnings are net losses on the conversion of debt of $402,000. While we  will try to keep conversion losses to a minimum, this has no impact on cash. When added to existing EBITDA calculation above, the balance is a positive $185,920 for the year ended December 31, 2010.

4.
We restructured the note payable to Jeff Turnbull to extend the due date to December 31, 2012. This provided the Company with increased flexibility to cover short-term debt payment commitments and extra time to raise the capital required to pay off the note, which is the largest single item on the balance sheet.

5.	We consolidated taxes starting on August 1, 2010. This will allow losses at the Corporate-level to offset operational profits and reduce federal tax expense by a considerable amount.

In 2010, we raised an additional $125,000 via the sale of shares in a private placement offering of our common stock in the State of New York, as shown in the table below. We are pursuing additional cash from the sale of convertible notes to existing shareholders as well as equity financing through investment banks and accredited investors to fund the remaining balance on the notes to Jeff Turnbull, the Canadian accredited investor, and owners of United.

Date of Sale	# of Shares	Aggregate	# of Shareholders
2/1/10	4,545,454	$ 50,000.00	1
3/12/10	8,333,333	$ 75,000,00	1
Total	12,878,787	$ 125,000.00

Off-Balance Sheet Arrangements

As of December 31, 2010 we had no off-balance sheet arrangements.

Critical Accounting Estimates

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of United States Oil and Gas Corp and its wholly owned subsidiaries Turnbull, Basinger, and United (collectively, the “Company” or “USOG”).  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Revenue Recognition. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectability is probable. We derive revenues from three primary sources—refined fuels sales, parts sales and services.  For refined fuels sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured.  Our sales are typically not subject to rights of return and, historically, sales returns have not been significant.  System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete.  In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer.  For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.  Deferred revenue from such sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Deferred Revenue. At December 31, 2010, we had $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. We consider all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  We maintain our cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our deposits are periodically in excess of federally insured limits on a temporary basis. We had at December 31, 2010 and 2009, $0 and $0, respectively, of cash balances in excess of the FDIC limits.

Cash Restriction. We consider $286,376 of cash on hand to be restricted cash. $150,000 of the balance was held on behalf of Jeff Turnbull and was due to him as part of reduction of our note payable to him. The remaining $136,376 was held at subsidiaries. This cash is considered restricted to working capital purposes of the subsidiaries, as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Net accounts receivables of approximately $1.7 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $325,820 and $248,000 at December 31, 2010 and December 31, 2009, respectively.

Inventories. Inventories consist of equipment and various components and are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in first-out (FIFO) basis.

Property, Plant, and Equipment. Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Cost of Goods Sold. Cost of Goods Sold for the year ended December 31, 2010 includes the cost of delivery driver’s salaries in the amount of $226,271 and depreciation of assets used for the storage and delivery of product to customer in the amount of $142,036. Cost of Goods Sold for the year ended December 31, 2009 only includes the cost of inventory product and does not include driver’s cost or depreciation cost for assets utilized to store and deliver products. Beginning with this report and on a go-forward basis, driver costs as well as depreciation expense on assets utilized in the storage or delivery of product to customers will be included in the Cost of Goods Sold and Gross Profit will be included in Statement of Income.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income. Advertising expenses for 2010 and 2009 were approximately $20,581 and $11,942, respectively.

Presentation of Sales and Use Tax. Several states impose various sales, use, utility and excise tax on all of our sales to non-exempt customers.  We collect the various taxes from these non-exempt customers and remits the entire amount to the applicable jurisdiction.  Our accounting policy is to exclude the tax collected and remitted to the various taxing jurisdictions from revenue and cost of sales.

Income Taxes. We provide for deferred taxes in accordance with ASC Topic 740 Income Taxes, which requires us to use the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.  We recognize tax benefits for uncertain tax positions when they satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for the uncertain tax benefits.

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

Intangible Assets. Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which is ten years.

Goodwill. Goodwill represents the excess of the cost for the United and Turnbull acquisitions over the net of the amounts assigned to the assets acquired and liabilities assumed. We account for its goodwill in accordance with generally accepted accounting standards, which requires us to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The goodwill balance of $2,757,036 at December 31, 2010, is related to our acquisitions of Turnbull Oil Inc in 2009 for $2,681,925 and United Oil and Gas in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares our book value to our estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the item exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

We tested for impairment of our goodwill at December 31, 2010 and 2009 and determined that an impairment was not necessary at either year end.

Impairment of Long Lived Assets. We have adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  The impairment costs of intangible assets were $0 for the years ended December 31, 2010 and 2009.

Concentrations of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables.  All of our customers are located in the U.S. and all sales are denominated in U.S. dollars.  We perform ongoing credit evaluations of our customers to minimize credit risk.

Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Derivative Instruments. The FASB statement on derivative instruments and hedging activities requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Monte Carlo Valuation Model. We valued the conversion features in their convertible notes using a Monte Carlo method, with the assistance of a valuation consultant. The Monte Carlo model for valuating financial derivatives relies on simulating the possible behavior of a stock price many times, with the results of each simulation varying based on a stochastic model. The various results are then combined through averaging or another method to estimate the value of the stock (and, derivatively, the stock option). In general, the more random simulations computed, and the more complex the model will be and subsequently the more accurate the estimate will be.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, other assets, fixed assets, derivative liability, deferred revenue, accounts payable, accrued liabilities and short-term debt.  The estimated fair value of cash, accounts receivable, other assets, accounts payable, deferred revenue and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments.  The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

We utilize various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  We review our warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At December 31, 2010, We had convertible notes valued at $859,602 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisting of $150,000 of stock payable and convertible preferred stock with a stated value of $578,190 valued at fair value and recorded as a part of the derivative liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  Our only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  We classify the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 84% to 133% and a risk-free interest rate ranging from 0.53% to 1.14%, we determined the fair value of the derivative liability to be $810,539 as of December 31, 2010

The following shows the changes in the derivative liability measured on a recurring basis for the year ended December 31, 2010 and 2009:
Derivative liability from issuance of convertible notes payable	$936,568
Settlement of portion of derivative liability	(2,635)
Gain on derivative liability	(72,383)
Derivative liability at December 31, 2009	861,550
Derivative liability from issuance of debt/equity instrument	202,425
Gain on derivative on balance sheet, valuation date	(176,711)
Settlement of portion of derivative liability	(76,725)
Derivative liability at December 31, 2010	$810,539

There were no instruments valued at fair value on a non-recurring basis as of December 31, 2010 and 2009.

The following tabular presentation reflects the components of derivative financial instruments on our balance sheet at December 31, 2010 and 2009:
Derivative Liabilities	2010	2009
Embedded conversion feature	$256,749	$205,604
Other derivative instruments	553,790	655,946
Totals	$810,539	$861,550

The fair values of certain other derivative financial instruments (tainted equity) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, we no longer control our ability to share-settle these instruments.

Recently Issued Accounting Standards. In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Management Responsibility for Financial Reporting.  Management is responsible for the integrity and objectivity of the data included in this report.  Management believes it has provided financial information (both audited and unaudited) that is representative of our operations, reliable on a consistent basis throughout the periods presented and relevant for a meaningful appraisal of our business.  The financial statements have been prepared in accordance with generally accepted accounting principles.  Where necessary, they reflect estimates based on management's judgment.

Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions and that qualified personnel implement policies and procedures.  Management periodically reviews our accounting and control systems.

The independent registered public accountants conduct an objective, independent examination of the financial statements.  Their report appears as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United States Oil and Gas Corp and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheet of United States Oil and Gas Corp and Subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Oil and Gas Corp and Subsidiaries, as of December 31, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the 2009 financial statements have been restated to correct errors in the financial statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of its uncertainty.

/s/ Widmer Roel PC

Bismarck, North Dakota
March 29, 2010
April 19, 2011 restatement

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United States Oil and Gas Corp.

We have audited the accompanying balance sheet of United States Oil and Gas Corp. (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010. The financial statements for the year ended December 31, 2009 were audited by other auditors whose report dated March 29, 2010 except for footnote 3 which was as of April 19, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern as addressed in Note 2 to the financial statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Oil and Gas Corp. as of December 31, 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses resulting in an accumulated deficit as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2011

United States Oil and Gas Corp
Consolidated Balance Sheets

	December 31,
	2010	2009
		Restated, see Note 3
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,007	$337,350
Restricted Cash	286,376
Accounts receivable – trade, net	1,694,592	1,359,698
Note receivable	-	350,000
Inventory	421,468	194,093
Prepaid Expenses	26,193	38,281
Deferred tax asset	-	102,000
Other current assets	450
Total Current Assets	2,433,086	2,381,422
Property and equipment, net	953,532	452,370
Other Assets:
Deposits	1,490	171,490
Intangible Assets, net	706,239	1,046
Goodwill	2,757,036	2,681,925
Total Other Assets	3,464,765	2,854,461
Total Assets	$6,851,383	$5,688,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes Payable – Current	47,811	3,750,000
Related Party Notes Payable – Current	626,300	-
Common Stock Payable – Related Party	150,000
Convertible Notes Payable	809,960	187,599
Deferred Revenue	34,489
Derivative Liability	810,539	861,550
Accounts Payable	913,473	599,491
Accrued Expenses	119,660	65,395
Lines of Credit	160,076	-
Interest Payable	47,210	38,126
Taxes Payable	-	194,509
Total Current Liabilities	3,766,956	5,696,670
Deferred Tax Liability	-	-
Notes Payable – Long Term	39,781	750,000
Convertible Notes Payable – Long Term	49,642	-
Related Party Notes Payable – Long Term	3,754,803	-
Total Liabilities	7,563,744	6,446,670
Stockholders’ Equity (Deficit)
Common Stock, .000003 par value, 5,000,000,000 shares authorized,
1,590,690,900 and 998,677,620 outstanding at Dec. 31, 2010 and 2009	4,771	2,996
Preferred Stock, .001 par value, 10,000,000 shares authorized, 115,638 and 126,263 issued and outstanding at Dec. 31, 2010 and 2009 pari passu or senior to any new preferred shares, convertible to common at 80% of market price, callable any time at $6 per share, dividends
shall not accrue unless declared, $5 per share liquidation preference	116	126
Additional Paid In Capital	3,465,082	2,147,996
Retained Earnings (Deficit)	(4,182,330)	(2,909,535)
Total Stockholders’ Equity (Deficit)	(712,361)	(758,417)
Total Liabilities and Stockholders’ Equity	$6,851,383	$5,688,253

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
		Restated, see Note 3
SALES, net	$24,684,110	$9,354,435
Cost of Goods Sold	(22,986,269)	(8,358,340)
Gross Profit	1,697,841	996,095
Operating Expenses:
Salaries and Benefits	693,995	296,318
Consultant Fees	35,585	360,022
Service and Prospecting Fees	93,027	346,628
Travel and Entertainment	13,059	10,100
Professional Fees	198,652	177,696
General and Administrative	131,134	45,495
Repairs and Maintenance	156,616	34,264
Depreciation	85,623	75,219
Amortization	78,804	269
Bad Debt Expense	163,288	260,626
Other Operating Expense	67,308	108,856
Total Operating Expenses	1,893,801	1,715,493
Income (loss) from Operations	(195,960)	(719,398)
Non-Operating Income (expense):
Interest Income	16,029	34,966
Interest Expense	(140,120)	(154,208)
Accretion Expense on Convertible Notes	(170,074)	(703,767)
Gain on Conversion of Debt	1,386	72,383
Gain on Derivative Liability	176,711
Loss on Conversion of Debt	(580,000)
Finance Fee	(250,000)
Other Income (loss)	22,442
Recovery of bad debt	20,820	285,634
Total Non-Operating Income, net	(902,806)	(464,992)
Income (loss) Before Income Taxes	(1,098,766)	(1,184,390)
Income Tax Expense (benefit)	174,029	287,035
NET LOSS	$(1,272,795)	$(1,471,425)

Earnings Per Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,261,983,919	1,092,648,575

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
		Restated, see Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,272,794)	(1,471,425)
Adjustments to reconcile net loss to net cash
used for operating activities:
Change in fair value of derivative liabilities	(176,711)	(72,383)
Loss on conversion of debt	580,000	-
Gain on settlement of convertible debt outside of terms	(1,386)	-
Amortization of discount on debt	170,074	703,767
Fee to extend note's maturity	250,000	-
Interest income on escrow holding	(20)	-
Bad debt expense	163,287	-
Depreciation expense	227,658	78,246
Amortization expense	78,804	269
Changes in operating assets and liabilities:
Accounts receivable	(498,182)	(632,417)
Inventory	(47,455)	(31,993)
Prepaid expenses and other current assets	13,128	(30,281)
Other assets	100,513	(53,969)
Restricted cash	(136,356)	-
Accounts payable	24,762	403,279
Accrued expenses	(98,294)	86,351
Deferred revenue	34,489
CASH USED FOR OPERATING ACTIVITIES	(588,483)	(1,020,556)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(156,740)	(92,873)
Cash paid for acquisition of subsidiaries	-	(424,751)
CASH USED FOR INVESTING ACTIVITIES	(156,740)	(517,624)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	125,000	380,696
Borrowings on lines of credit	160,076	-
Borrowings on convertible debt	219,900	1,170,400
Principal payments on related party debt	(47,472)	-
Principal payments on debt	(45,624)	-
CASH PROVIDED BY FINANCING ACTIVITIES	411,880	1,551,096
NET CHANGE IN CASH	(333,343)	12,916
CASH AT BEGINNING OF YEAR	337,350	324,834
CASH AT YEAR END	$4,007	$337,350

NON-CASH TRANSACTIONS
Acquisition of United	1,614,390	-
Conversion of debt	250,000	-
Conversion of preferred stock	51	-
Conversion of convertible debt to common stock	287,126	-
Settlement of derivative liabilities	76,725	2,635
Derivative on convertible notes issued	202,425	939,203
Restricted cash received to be remitted to Jeff Turnbull	150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2008			$39,477,144	$3,948	$1,763,839	(1,438,110)	$329,677
Sale of cvt. preferred shares, Series A	131,041	131			121,916		122,047
Series A Shares converted to common shares	(4,778)	(5)	5,973	1	4
Sale of common shares			470,154	47	248,602		248,649
30 to 1 forward stock split (change in par value
from $.0001 per share to $.000003 per share)			1,158,644,859
Convert par value of common shares from .0001 to .000003				(1,000)	1,000
Notes converted to common shares			79,490		10,000		10,000
Retirement of founder shares			(200,000,000)
Settlement of derivative instruments					2,635		2,635
Net Loss						(1,471,425)	(1,471,425)
Balance at December 31, 2009 as restated, see Note 3	126,263	126	998,677,620	2,996	2,147,996	(2,909,535)	(758,417)
Sale of common shares, net issuance costs			12,878,787	38	124,962		125,000
Debt converted to common shares			500,000,000	1,500	828,500		830,000
Settlement of derivative instruments					76,725		76,725
Preferred shares converted to common shares	(10,625)	(10)	16,991,473	51	(41)		-
Convertible notes converted to common shares			62,143,020	186	286,940		287,126
Net Loss						(1,272,795)	(1,272,795)
Balance at December 31, 2010	115,638	$116	1,590,690,900	$4,771	$3,465,082	$(4,182,330)	$(712,361)

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED STATES OIL AND GAS CORP
Notes to Consolidated Financial Statements

Note 1.  Organization, Nature of Operations, Concentration of Credit Risk, and Summary of Significant Accounting Policies

United States Oil and Gas Corp, (the “Company”), a Delaware corporation, was organized in 1988.  The principal business activities of the Company is the acquisition of domestic oil and gas service companies, those that primarily market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and overseeing the operations of acquired businesses. The Company’s principal executive office is located in Austin, Texas. The Company acquired its first company, Turnbull Oil, Inc. (“Turnbull”), located in Plainville, Kansas, on May 15, 2009. On January 1, 2010, the Company acquired its second wholly owned operating subsidiary, United Oil & Gas, Inc. (“United”), located in Bottineau, North Dakota.

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

Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of United States Oil and Gas Corp and its wholly owned subsidiaries Turnbull, Basinger, and United (collectively, the “Company” or “USOG”).  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Revenue Recognition. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectability is probable.  The Company derives revenues from three primary sources—refined fuels sales, parts sales and services.  For refined fuels sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured.  The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant.  System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions and that involve installation services are accounted for as multiple-element arrangements, where the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete.  In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer.  For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.  Deferred revenue from such sales is presented as unearned revenues in accrued liabilities in the accompanying consolidated balance sheets.

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Deferred Revenue. At December 31, 2010, the Company had $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company’s deposits are periodically in excess of federally insured limits on a temporary basis. The Company had at December 31, 2010 and 2009, $0 and $0, respectively, of cash balances in excess of the FDIC limits.

Cash Restriction. The Company considers $286,376 of cash on hand to be restricted cash. $150,000 of the balance was held on behalf of Jeff Turnbull and was due to him as part of reduction of the Company’s note payable to him. The remaining $136,376 was held at subsidiaries. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Net accounts receivables of approximately $1.7 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $325,820 and $248,000 at December 31, 2010 and December 31, 2009, respectively.

Inventories. Inventories consist of equipment and various components and are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first-in first-out (FIFO) basis.

Property, Plant, and Equipment. Property, plant, and equipment is recorded at cost and depreciated over the estimated useful lives of 3 to 40 years using the straight-line method. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Cost of Goods Sold. Cost of Goods Sold for the year ended December 31, 2010 includes the cost of delivery driver’s salaries in the amount of $226,271 and depreciation of assets used for the storage and delivery of product to customer in the amount of $142,036. Cost of Goods Sold for the year ended December 31, 2009 only includes the cost of inventory product and does not include driver’s cost or depreciation cost for assets utilized to store and deliver products. Beginning with this report and on a go-forward basis, driver costs as well as depreciation expense on assets utilized in the storage or delivery of product to customers will be included in the Cost of Goods Sold and Gross Profit will be included in Statement of Income.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for 2010 and 2009 were approximately $20,581 and $11,942, respectively.

Presentation of Sales and Use Tax. Several states impose various sales, use, utility and excise tax on all of the Company's sales to non-exempt customers.  The company collects the various taxes from these non-exempt customers and remits the entire amount to the applicable jurisdiction.  The Company's accounting policy is to exclude the tax collected and remitted to the various taxing jurisdictions from revenue and cost of sales.

Income Taxes. The Company provides for deferred taxes in accordance with ASC Topic 740 Income Taxes, which requires the Company to use the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The provision for income taxes is based on income before income taxes as reported in the accompanying consolidated statements of income.  The Company recognizes tax benefits for uncertain tax positions when they satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for the uncertain tax benefits.

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

Intangible Assets. Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which is ten years.

Goodwill. Goodwill represents the excess of the cost for the United and Turnbull acquisitions over the net of the amounts assigned to the assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with generally accepted accounting standards, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The goodwill balance of $2,757,036 at December 31, 2010, is related to the Company's acquisitions of Turnbull Oil Inc in 2009 for $2,681,925 and United Oil and Gas in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

Generally accepted accounting standards require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the item exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

The Company tested for impairment of our goodwill at December 31, 2010 and 2009 and determined that an impairment was not necessary at either year end.

Impairment of Long Lived Assets. The Company has adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  The impairment costs of intangible assets were $0 for the years ended December 31, 2010 and 2009.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables.  All of its customers are located in the U.S. and all sales are denominated in U.S. dollars.  The Company performs ongoing credit evaluations of its customers to minimize credit risk.

Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Derivative Instruments. The FASB statement on derivative instruments and hedging activities requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company's structured borrowings, are separately valued and accounted for on the Company's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Monte Carlo Valuation Model. The Company valued the conversion features in their convertible notes using a Monte Carlo method, with the assistance of a valuation consultant. The Monte Carlo model for valuating financial derivatives relies on simulating the possible behavior of a stock price many times, with the results of each simulation varying based on a stochastic model. The various results are then combined through averaging or another method to estimate the value of the stock (and, derivatively, the stock option). In general, the more random simulations computed, and the more complex the model will be and subsequently the more accurate the estimate will be.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, fixed assets, derivative liability, deferred revenue, accounts payable, accrued liabilities and short-term debt.  The estimated fair value of cash, accounts receivable, other assets, accounts payable, deferred revenue and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments.  The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At December 31, 2010, the Company had convertible notes valued at $859,602 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisting of $150,000 of stock payable and convertible preferred stock with a stated value of $578,190 valued at fair value and recorded as a part of the derivative liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:
•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 84% to 133% and a risk-free interest rate ranging from 0.53% to 1.14%, the Company determined the fair value of the derivative liability to be $810,539 as of December 31, 2010

The following shows the changes in the derivative liability measured on a recurring basis for the year ended December 31, 2010 and 2009:
Derivative liability from issuance of convertible notes payable	$936,568
Settlement of portion of derivative liability	(2,635)
Gain on derivative liability	(72,383)
Derivative liability at December 31, 2009	861,550
Derivative liability from issuance of debt/equity instrument	202,425
Gain on derivative on balance sheet, valuation date	(176,711)
Settlement of portion of derivative liability	(76,725)
Derivative liability at December 31, 2010	$810,539

There were no instruments valued at fair value on a non-recurring basis as of December 31, 2010 and 2009.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2010 and 2009:
Derivative Liabilities	2010	2009
Embedded conversion feature	$256,749	$205,604
Other derivative instruments	553,790	655,946
Totals	$810,539	$861,550

The fair values of certain other derivative financial instruments (tainted equity) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Recently Issued Accounting Standards. In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $4,182,330 as of December 31, 2010. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its debt holders, the ability of the Company to obtain necessary equity financing to continue operations and pay down debt and to generate enough operating cash flows to sustain operations in the future.

Note 3.  Restatement of Consolidated Financial Statements for Prior Year

The Company has determined that its previously issued consolidated financial statements for the year ended 2009 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

A summary of the changes made is listed below. One source of the restatements was the application of the purchase price for the acquisition of United Oil and Gas. Significant adjustments from this were the $357,809 reclassification of purchase price from fixed assets to goodwill.  The second source of restatement was the reclassification of $99,013 of Additional Paid In Capital primarily to Preferred Convertible Shares. Finally, there was a significant restatement of expense due the proper GAAP accounting for several Derivative Instruments the Company has on its balance sheet. These are Convertible Notes Payable that have a variable conversion feature that is dependent on the price of the stock at the time of conversion (see note 1 for more detail). This primarily resulted in a derivative liability of $861,550, a gain on the valuation of the derivative at year end of $72,383, discounts to notes payable of $232,801, and amortization expense of $703,767.

Consolidated Balance Sheet
	Prior	Adjustment	Restated
Property and equipment, net	$94,561	$357,809	$452,370
Goodwill	3,039,734	(357,809)	2,681,925
Total Other Assets	$3,212,279	$(357,809)	$2,854,461
Convertible Notes Payable	420,400	(232,801)	187,599
Derivative Liability	-	861,550	861,550
Total Current Liabilities	5,067,921	628,749	5,696,670
Total Liabilities	5,817,921	628,749	6,446,670
Additional Paid In Capital	2,145,361	2,635	2,147,996
Net Income (loss)	(840,041)	(631,384)	(1,471,425)
Total Stockholders’ Equity (Deficit)	(129,668)	(628,749)	(758,417)

Consolidated Statement of Income
	Prior	Adjustment	Restated
Accretion expense:	$-	$(703,767)	$(703,767)
Gain on Conversion of Debt	-	72,383	72,383
Total Non-Operating Income, net	166,392	(631,384)	464,992
Income (loss) Before Income Taxes	(553,006)	(631,384)	(1,184,390)
NET INCOME (LOSS)	$(840,041)	$(631,384)	$(1,471,425)

Consolidated Statement of Cash Flows
	Prior	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(840,041)	$(631,384)	$(1,471,425)
Changes in operating assets and liabilities:
Accretion expense Convertible Notes	-	703,767	703,767
Loss/(Gain) on Conversion of Debt	-	(72,383)	(72,383)
Accrued expenses	85,951	400	86,351
Cash and cash equivalents at end of year	337,350	-	337,350

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2010	2009
Accounts receivable	$2,020,412	$1,607,698
Allowance for uncollectible accounts	(325,820)	(248,000)
	$1,694,592	$1,359,698

Note 5.  Property, Plant and Equipment

Property, plant and equipment at cost consisted of the following:

	December 31,
	2010	2009
Buildings	$274,229	$118,882
Equipment	550,864	244,918
Land	15,273	10,273
Vehicles	1,078,311	703,785
Accumulated depreciation	(965,145)	(625,488)
Net Property, Plant, and Equipment	$953,532	$452,370

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $227,658 and $78,246, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2010	2009
Trade Name – Basinger	$6,050	$6,050
Trade Name – United	128,000	-
Customer List	656,000	-
Accumulated amortization	(83,811)	(5,004)
Net Intangible Assets	$706,239	$1,046

Amortization expense for the years ended December 31, 2010 and 2009 totaled $78,804 and $269, respectively. Intangible assets are amortized over an estimated useful life of 10 years.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
Accrued salaries	$30,537	$12,807
Accrued property tax	-	4,234
Accrued state fuel tax	77,244	44,093
Miscellaneous accruals	11,879	4,261
	$119,660	$65,395

Note 8. Lines of Credit

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2011, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of December 31, 2010). The line of credit is secured by all accounts receivable, inventory and equipment. As of December 31, 2010 and December 31, 2009, the balance outstanding was $140,000 and $0, respectively. The Company also has a $50,000 line of credit with the State Bank of Bottineau with an interest rate of 6.95%. As of December 31, 2010 and December 31, 2009, the balance outstanding was $20,076 and zero, respectively.

Note 9. Debt

Debt consisted of the following:

	December 31,
	2010	2009
Short term:
Unsecured convertible notes payable with annual interest rate of 5%1	$259,800	$99,800
Unsecured convertible notes payable with annual interest rate of 10%2	64,954	320,600
Unsecured convertible notes payable with annual interest rate of 8%3	50,000
Convertible note payable with interest payable quarterly4	750,000	750,000
Discount on convertible notes from derivative valuation	(265,152)	(232,801)
Total convertible notes	859,602	937,599
Unsecured related party notes payable5	631,103	3,750,000	8
Common Stock payable6	150,000
Lines of Credit with 6.95% interest renewed annually at calendar year end	160,076
Notes payable on capital equipment7	87,592
Long term unsecured related party note payable with 5% annual interest8	3,750,000
Total Debt	$5,638,373	$4,687,599

1 Notes bear 5% interest and become due in 2011. No interest payments are required and the note can be converted to common stock by the note holder or the company. The note holder can convert the note into common stock at 50% of the average closing bid price of the Common Stock for the ten days prior to the date of conversion. All notes have been converted to stock as of April 13, 2011. There was $9,024 in accrued interest expense payable at December 31, 2010.

2 Convertible notes bear 10% interest, payable in stock upon conversion. The note includes a beneficial conversion feature whereby the holder can convert the note at any time into common stock at 80% of the average price per share over the last fiscal quarter. There is no accrued interest at December 31, 2010.

3 Convertible notes bears 8% interest, payable in stock upon conversion. The note holder can convert the note after six months into common stock at 45% of the average price per share over the last fiscal quarter. Note is due on November 29, 2011 and there was $333 in accrued interest payable at December 31, 2010.

4 The note bears 8% annual interest that is payable quarterly. The note originally came due on April 9, 2011 but was extended to December 31, 2011. Note may be converted to common stock by note holder. The note holder can convert the note into common stock at 80% of most recent public trading value anytime before note becomes due. There was $13,500 of accrued interest at December 31, 2010

5 Balance primarily consists of note for $500,000 to Debbie Werner. The note is due December 31, 2011 and bears 5% interest. There was $25,000 of accrued interest at December 31, 2010. Remaining portion is unsecured debt owed to Debbie Werner that bears no interest and has no due date.

6 Balance consists $150,000 of common stock due to Debbie Werner. The payable was part of the acquisition agreement dated 1/1/2010. Stock was paid in February, 2011.

7 Balance consists of four notes payable on capital equipment. The average interest rate is 9%. $47,811 is current and due in 2011. $39,781 is long term and due beyond 2011. There was no accrued interest at December 31, 2010

8 Balance consists of $3,750,000 note to Jeff Turnbull. This note was extended from April 9, 2010 to December 31, 2010 in exchange for increasing balance of the note from $3,750,000 to $4,000,000. The $250,000 increase was booked as finance fee expense in the first quarter of 2010. During the quarter ended September 30, 2010, Jeff Turnbull converted $250,000 of note payable into 500 million shares of common stock. The balance was reduced to $3,750,000 in July, 2010 when Mr. Turnbull converted $250,000 of the debt into 500 million shares of USOG common stock. In December, 2010, the note term was extended to December 31, 2012. The note earns 2% interest in 2011 and 10% interest in 2012. Remaining $35,571 is long term portion of notes payable on capital equipment with average 9% interest rate. There was no accrued interest at December 31, 2010

Minimum principal payments of debt in subsequent years:

2011	$1,848,592
2012	3,755,148
2013	22,704
2014	11,929

Interest expense on the notes payable totaled $140,118 for the twelve months ended December 31, 2010 and $154,208 for the year ended December 31, 2009. Accretion expense for the twelve months ended December 31, 2010 and December 31, 2009 was $170,074 and $703,767 respectively.

Note 10. Concentrations

The Company had concentrations with certain customers (receivables in excess of 10% of total) as follows:

	December 31,
	2010		2009
	Amount	%	Amount	%
Customer A	$260,121	15	$203,955	15
Customer B	242,779	14	163,164	12

The Company had concentrations in volume of business with certain vendors (purchases in excess of 10% of total) as follows:

	December 31,
	2010		2009
	Amount	%	Amount	%
Vendor A	$3,988,823	18%	$

Note 11.  Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock at a par value of $0.001. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors.  At December 31, 2010, 115,638 shares were issued and outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000,000 shares of common stock at a par value of $0.000003.  At December 31, 2010, 1,590,690,900 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net income as of December 31, 2010 (1,272,795) by the weighted average number of common shares outstanding in 2010 (1,254,684,260). The result was ($0.001).

On a fully diluted basis, the calculation was the same as all potential stock issuances from convertible notes and preferred shares would have an anti-dilutive effect on earnings per share.

In 2010, the Company raised an additional $125,000 via the sale of shares in a private placement offering of common stock in the State of New York, as shown in the table below:

Date of Sale	# of Shares	Aggregate	# of Shareholders
2/1/10	4,545,454	$ 50,000.00	1
3/12/10	8,333,333	$ 75,000,00	1
Total	12,878,787	$ 125,000.00

During the year ended December 31, 2010, preferred stock shareholders converted a total of 10,625 preferred shares into a total of 16,991,473 shares of common stock.

During the year ended December 31, 2010, debt holders converted a total of $287,126 of convertible notes into 62,143,020 shares of common stock. The conversions were within the terms of the agreement for the majority of the conversions, therefore the conversion was recorded to equity for the value of the debt converted.

Loss on conversions The Company booked a loss of $580,000 on the conversion of $250,000 of the 3,750,000 debt owed to Jeff Turnbull. The loss was the difference between the reduction of debt and the stock value of the shares issued on the date of conversion.

Note 12. Related Party Transactions and Commitments

The Company has entered into various agreements with certain shareholders and related parties. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements for the twelve months ended December 31, 2010 and 2009 totaled $221,031 and $990,881, respectively.

These related party payments included:

			December 31,
Contract	Related Party	Monthly Amount	2010	2009
The Company entered into a contractual agreement for the procurement of human resources. The contract was terminated at Sep. 30, 2010	HR Management Systems is a related party of the Company with Alex Tawse, President and Shareholder of both entities	No current commitment	$62,750	$216,000
The Company has ended a financial consulting agreement with Kaleidoscope Real Estate, Inc. as of June 30, 2009	Kaleidoscope is no longer an affiliate of the Company or Shareholder	No current commitment	-	120,000
The Company has entered into a contract with its President for services	Alex Tawse, President and Shareholder	Currently $12,000 per month	120,000	96,000
The Company has paid Jeff Turnbull for prepaid interest on Note Payable	Jeff Turnbull is an officer of Turnbull Oil but is not an affiliate of the Company		38,281	38,281
The Company has paid United Oil for acquisition made on January 1, 2010	United is an affiliate of the Company	No current commitment	-	350,000
The Company has paid United Oil as deposit on acquisition made on January 1, 2010	United is an affiliate of the Company	No current commitment	-	170,600
			$221,031	$990,881

Note 13.  Income Taxes

The FASB has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes consisted of the following for the years ended December 31:

	2010	2009
Tax Provision	$195,325	$340,735
Change in deferred taxes	(21,296)	(53,700)
Net tax provision	$174,029	$287,035

The Company filed taxes at the subsidiary level through July 31, 2010 which resulted in the above tax provisions for 2010 and 2009. The company will be filing at a consolidated basis from August 1, 2010 and into the future. As a result, corporate losses and gains will now offset subsidiary taxable income or loss.

Deferred tax assets and the valuation account are as follows:

	2010	2009
Total Deferred tax assets	$346,710	$102,000
Valuation allowance	(346,710)	(-)
Net deferred tax asset	$-	$102,000

The Company assumed a full valuation allowance for the December 31, 2010 based on filing consolidated tax returns beginning with period starting on August 1, 2010. This is expected to result in corporate losses offsetting taxable income at the subsidiary level in the future. As a result a full valuation allowance was deemed reasonable as of December 31, 2010.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009.

Note 14.  Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. The Company made contributions for the twelve months ended December 31, 2010 and December 31, 2009 of $13,540 and $6,959, respectively.

Note 15. Turnbull Business Combination

On May 15, 2009 the Company entered into an agreement to purchase a 100% of the issued and outstanding capital stock of Turnbull Oil (the "Purchase Agreement") in exchange for cash in the amount of $307,567, and a promissory note (the “Note”) in the aggregate principal amount of $3,750,000 payable to Jeff Turnbull, bearing interest at 3.5% per annum and maturing on April 15, 2010. The Note was subsequently amended to an amount of $4,000,000 on March 8, 2010 with 0% interest for the remainder of 2010 and new maturity date of April 15, 2011. The Note was amended on February 22, 2011 to include a new maturity date of December 31, 2012. The current amended Note bears 2% interest for the calendar year 2011 and 10% interest for the calendar year 2012.

Until such time as the promissory notes issued in these transactions are repaid in full, all cash generated from the operation of Turnbull will be used for Turnbull operations. The Company is not entitled to utilize the cash proceeds from Turnbull for any purpose other than to provide working capital for Turnbull without the consent of Turnbull’s manager.

The following table summarizes the final allocation of the purchase price:
Consideration Provided by USOG
Cash	$307,567
Note Payable	3,750,000
Total Consideration Provided:	4,057,567
Net Assets Assumed
Working capital surplus acquired	857,757
Consideration paid in excess of working capital and long-term liabilities assumed:	3,199,810
Fixed assets	511,825
Trade name	6,060
Residual goodwill	2,681,925
Total Allocation:	$3,199,810

Impairment of goodwill is evaluated annually. There was no impairment for the year ended December 31, 2010. The intangible assets included the fair value of trade name and residual goodwill. The useful lives of the acquired intangibles are as follows:
Useful Lives (Years)
Trade name	10
Residual goodwill	Indefinite

The financial results of the acquired business are included in the Company's consolidated financial statements from date of acquisition.

The purchase transaction was negotiated at arm's length and was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.
In addition, the Company entered into an employment agreement effective May 15, 2009 Jeff Turnbull to serve as President of Turnbull for three years ended May 15, 2012. His base salary is $100,000 on an annualized basis.

Note 16.  United Business Combination

On January 1, 2010, the Company entered into an agreement to purchase a 100% of the issued and outstanding capital stock of United (the "Purchase Agreement") in exchange for forgiveness of debt in the amount of $520,000, $150,000 in stock and a promissory note in the aggregate principal amount of $500,000 payable to Debbie and Mike Werner, bearing interest at 5.0% per annum and maturing on December 31, 2011. The promissory note contains a provision that allows for the profits from the operations of United to be used towards payment of the note.  Payments on the note from profits from the operations are evaluated on a quarterly basis and as of April 13, 2011 no payments have been made.  The stock was issued on February 11, 2011 in the amount of 60 million shares.

Until such time as the promissory notes issued in these transactions are repaid in full, all cash generated from the operation of United will be managed and controlled by the managers of United. The Company is not entitled to utilize the cash proceeds from United for any purpose other than to provide working capital for United without the consent of United’s manager.

The following table summarizes the final allocation of the purchase price:
Consideration Provided by USOG
Forgiveness of Receivable	$170,000
Forgiveness of Note Receivable	350,000
Note payable issued to Deb and Mike Werner	500,000
Stock Payable	150,000
Total Consideration Provided:	1,170,000
Net Liabilities Assumed
Current assets assumed	179,920
Current liabilities assumed	(342,431)
Long term liabilities assumed	(264,470)
Consideration paid in excess of working capital and long-term liabilities assumed:	1,434,470
Fixed assets	575,359
Customer relationships	656,000
Trade name	128,000
Residual goodwill	75,111
Total Allocation:	$1,434,470

Impairment of goodwill is evaluated annually. There was no impairment for the year ended December 31, 2010. The intangible assets included the fair value of trade name, customer relationships, residual goodwill, and non-compete. The useful lives of the acquired intangibles are as follows:
Useful Lives (Years)
Trade name	10
Customer relationships	10
Residual goodwill	Indefinite

The financial results of the acquired business are included in the Company's consolidated financial statements from date of acquisition.

The purchase transaction was negotiated at arm's length and was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

In addition, the Company entered into an employment agreement effective January 1, 2010 with Mike Werner to serve as President of United for three years ended January 1, 2013. His base salary is $36,000 on an annualized basis.

The Company entered into an employment agreement effective January 1, 2010 with Deb Werner to serve as Vice President of United for three years ended January 1, 2013. Her base salary is $18,000 on an annualized basis.

Note 17. Subsequent Events

Between January 4, 2011 and February 1, 2011, all outstanding principal and interest owed pursuant to $184,800 of convertible notes was converted by the Company into an aggregate 110,225,767 shares of the Company’s Common Stock (the “Common Stock”), at an average conversion price of $0.002 per share.

Between January 13 and February 24, 2011, the Company entered into three Wrap Around Agreements with Magna Group LLC (“Magna”) that allowed Magna to convert $200,000 of Company debt held by Magna into shares of Common Stock at a 40% discount on the average of the average trading prices in each of the five days prior to the day of requested conversion. On January 18, 2011, Magna converted $40,000 of the debt into 22,222,222 shares of Common Stock. On January 31, 2011, Magna converted $40,000 of the debt into 26,490,066 shares of Common Stock. The Wrap-Around agreement was a result of $200,000 reduction in the note payable to Jeff Turnbull.

On January 31, 2011, the Company entered into a Wrap-Around Agreement with LTP Consulting LLC (“LTP”) that allowed LTP to convert $50,000 of Company debt held by LTP into shares of the Common Stock at 50% discount to the average of the average trading prices in each of the five days prior to the day of requested conversion. On February 7, 2011, LTP converted the debt into 40,000,000 share of Common Stock. The Wrap-Around agreement was a result of $50,000 reduction in the note payable to Debbie Werner.

Between January 28 and February 17, 2011, the Company accepted a total of $95,000 from five accredited investors in exchange for Convertible Promissory Notes (the “Notes”). The Notes allowed for conversion into shares of the Common Stock following a six month holding period. The Notes bear 10% interest, are due December 31, 2015, and are convertible into common stock of the company at a 20% discount.

Between February 17, 2011 and March 3, 2011, the Company accepted an aggregate of $70,000 in exchange for the Notes to five accredited investors. At the market price, when purchased, the Notes would convert into 33,846,154 shares of common stock.

On March 1, 2011, the Company entered into a Wrap Around Agreement with Magna that allowed Magna to convert $120,000 of Company debt held by Magna into shares of the Common Stock at a 40% discount on the average of the average trading prices in each of the five days prior to the day of requested conversion. On March 2, 2011, Magna converted $40,000 of the debt into 27,120,884 shares of the Common Stock. On March 10, 2011, Magna converted $40,000 of the debt into 29,629,629 shares of Common Stock.

Between March 17, 2011 and March 25, 2011, the Company issued an aggregate of $80,000 of the Notes to five accredited investors. At the market price, when purchased, the Notes would convert into 44,713,439 shares of common stock

On March 22, 2011, Magna converted $40,000 of Company debt held by Magna into 27,586,207 shares of Common Stock. The Debt Assignment Agreement with Magna had allowed Magna to convert $120,000 of Company debt held by Magna into shares of the Common Stock at a 40% discount on the average of the average trading prices in each of the five days prior to the day of requested conversion.

On April 5, 2011, the Company converted all outstanding principal and interest owed pursuant to a $25,000 Convertible Promissory Note issued March 28, 2011 to an accredited investor into an aggregate of 25,000,000 shares of the Common Stock, at an average conversion price of $0.001 per share.

On April 7, 2011, the Company converted all outstanding principal and interest owed pursuant to a $100,000 Convertible Promissory Note issued March 28, 2011 to an accredited investor into an aggregate of 100,000,000 shares of the Common Stock, at an average conversion price of $0.001 per share.

On April 8, 2011, the Company converted all outstanding principal and interest owed pursuant to a $100,000 Convertible Promissory Note issued March 28, 2011 to an accredited investor into an aggregate of 100,000,000 shares of the Common Stock, at an average conversion price of $0.001 per share.

On April 9, 2011, the Company amended its Convertible Promissory Note due to mature on April 9, 2011 in the aggregate amount of $750,000 and issued to an accredited investor. The maturity date was extended to December 31, 2011. All other terms remained the same.

On April 11, 2011, the Company converted all outstanding principal and interest owed pursuant to a $100,000 Convertible Promissory Note issued March 28, 2011 to an accredited investor into an aggregate of 100,000,000 shares of the Common Stock, at an average conversion price of $0.001 per share.

The Company has evaluated subsequent events through April 13, 2011, the date of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.  We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as (v) a company’s control activities (“process-level controls”).

As a result of the evaluation conducted in 2010, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  Accordingly, the Company’s management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by our auditors, M&K CPAS PLLC or any other independent registered accounting firm.

We maintain procedures designed to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the period from October 1, 2010 to December 31, 2010, an evaluation under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures was conducted.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2010, our disclosure controls and procedures are not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:
1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in the sections entitled “Directors,” “Other Key Officers,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics,” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 11.  Executive Compensation

Information for this item is set forth in the section entitled “Executive Compensation,” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which section is incorporated in this Annual Report on Form 10-K by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners” and “Management and Related Stockholder Matters” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is set forth in the sections entitled, “Certain Relationships, and Related Transactions” and “Director Independence” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which sections are incorporated in this Annual Report on Form 10-K by reference.

Item 14.  Principal Accountant Fees and Services

Information for this item is set forth in the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which section is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of United States Oil and Gas Corp and its subsidiaries that are included in Part II, Item 8:

(b)	Exhibits

2.1*	Securities Purchase Agreement by and between Registrant and Jeff Turnbull dated May 15, 2009
2.2*	Securities Purchase Agreement by and among the Registrant, Debbie Werner and United Oil & Gas, Inc. dated January 1, 2010
2.3*	Asset Purchase Agreement by and among the Registrant, United Oil & Gas, Inc. Mike Werner and Debbie Werner dated January 1, 2010
3.1*	Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Specimen Stock Certificate of United States Oil and Gas Corp
4.2+	Specimen Series A Convertible Preferred Stock Certificate
10.1*	Employment Agreement by and between Registrant and Jeff Turnbull dated May 15, 2009
10.2*	Employment Agreement by and between Registrant and Mike Werner dated January 1, 2010
10.3*	Employment Agreement by and between Registrant and Alex Tawse dated January 5, 2010
10.4*	Promissory Note by and among Registrant and Jeff Turnbull dated May 15, 2009
10.5*	Amendment to Promissory Note by and among Registrant and Jeff Turnbull dated March 3, 2010
10.6#	Share Sales Agreement by and between Worth Systems and Registrant dated May 9, 2008
10.7#	Share Sales Agreement by and between William B. Barnett and Registrant dated May 25, 2007
10.8#	Service Agreement by and between Registrant and Talinum LLC dated May 1, 2010
10.9#	Employment Leasing Agreement by and between Registrant and HR Management Systems, Inc. dated May 1, 2010
10.10+	Form of Convertible Promissory Note issued by the Registrant to various lenders
10.11+	Convertible Promissory Note by and among Registrant and J.B. Trentelman dated April 9, 2009
21.1*	Subsidiaries of the Registrant.
24.1	Power of Attorney (included on signature page to this Form 10-K).
31.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as Exhibit to the Company’s Registration Statement on Form 10 dated May 3, 2010 and incorporated herein by reference
# Filed as Exhibit to the Company’s Registration Statement Amendment 1 on Form 10 dated June 28, 2010 and incorporated herein by reference
+ Filed as Exhibit to the Company’s Registration Statement Amendment 3 on Form 10 dated October 4, 2010 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES OIL AND GAS CORP

/s/ Alex Tawse
Date:	April 19, 2011	By:	Alex Tawse
Chief Executive Officer and
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Tawse, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Tawse	Chief Executive Officer and Chief Financial Officer	April 19, 2011
Alex Tawse	(Principal Executive and Principal Financial Officer)

/s/ David Lindemann	Director	April 19, 2011
David Lindemann

/s/ Michael Taylor	Director	April 19, 2011
Michael Taylor