Form 10-K/A
period 2010-12-31
United States Oil & Gas Corp
filed 2011-05-02
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value, as of June 30, 2010, of the common stock (based on the average of bid and asked prices of these shares on the OTC market) of United States Oil and Gas Corp held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $2.6 million.

The number of outstanding shares of the common stock as of April 12, 2011, was 2,270,418,332.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

On April 19, 2011, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission and indicated that it would be incorporating portions of its Proxy Statement for the 2011 Annual Meeting of Stockholders.  This Amendment No. 1 on Form 10-K/A amends such Annual Report on Form 10-K solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.  Except as discussed above, no other revisions are being made to such Annual Report on Form 10-K and this amendment does not reflect events occurring after the filing of such Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Name	Age	Director Since
Alex Tawse	42	2010
David Lindemann	39	2010
Michael Taylor	40	2009

Alex Tawse was appointed President and Chief Executive Officer in May 2007, and Chairman in March 2010. Mr. Tawse provides executive management for us. He manages acquisition prospecting, negotiation, and agreement finalization, public reporting requirements, audit requirements and auditor requests, corporate level accounting and consolidation of accounts, coordinates with external counsel regarding legal issues, financing, and discusses major operational issues with subsidiary managers. From January 2005 to February 2007, Mr. Tawse was Vice President of Operations for the Kaizen Institute, an international consulting company. From July 1997 to 2005, Mr. Tawse served as Chief Financial Officer for the Kaizen Institute. Mr. Tawse worked for Price Waterhouse from January 1991 to July 2004. Mr. Tawse has owned and served as the President of HR Management Systems since June 2007 when it was incorporated in the state of Texas. Mr. Tawse holds a Bachelor of Arts degree in Economics and International Relations from Stanford University, an MBA degree from the University of Texas, and he is also a Certified Public Accountant (inactive).

David Lindemann was appointed member of the Board of Directors in March 2010. From October 2009 to the present, Mr. Lindemann has been Director of Finance for Deverus, a private software company in Austin, Texas. He had previously served in the same role from December 2005 until November 2007. From November 2007 to September 2009, Mr. Lindemann was President and Chief Executive Officer of Western American Mining Company, guiding the company through all aspects of its early stage development, including capital formation, acquisitions and patent application processes. Mr. Lindemann spent the first half of his career in the public accounting arena. He began with Coopers & Lybrand, LLP in 1995 and then worked for an Austin, Texas accounting firm until founding his own tax practice in 2000, which he still maintains. Mr. Lindemann graduated from the University of Texas in 1995, where he earned a Bachelor in Business Administration and a Master’s in Professional Public Accounting. Mr. Lindemann’s independence and experience as an accountant qualify him to serve on our Board.

Michael Taylor was appointed a member of the Board in June 2009, and Corporate Secretary in December 2010. In February 2009, Mr. Taylor founded a consulting business for private and early stage public companies seeking capital markets and investment banking assistance. From March 2008 to February 2009, Mr. Taylor was Vice President at Spencer Clarke LLC, a boutique investment bank, originating, valuing, structuring and placing private investments in public companies with market caps of $50 million to $300 million. In addition to capital raises, Mr. Taylor helped develop the M&A, asset-backed lending, equity line and debt trading practices of the firm. Prior to this he spent eleven years at Bear Stearns & Co., rising to Managing Director/Principal and the High Yield Corporate Bond Strategist. While at Bear Stearns, Mr. Taylor provided his opinions for optimal asset and sector allocations to buy-side institutional portfolio and risk managers and quantitative and fundamental analysts through daily strategy notes, weekly commentary, and quarterly and annual outlook reports. He also presented new credit products to sales trading and research teams, and advised multiple internal departments on structured finance new issuance and cross-market research and capital markets priorities. Mr. Taylor earned a Master of Policy Sciences degree with a focus in Economics from the University of Maryland Graduate School in Baltimore Co. Mr. Taylor’s independence and financial experience qualify him to serve on our Board.

Identification of Executive Officers

EXECUTIVE OFFICERS

The following persons served as our executive officers, at the discretion of the Board of Directors, during 2010. There are no family relationships among any of our executive officers or directors. The biography for Mr. Alex Tawse, our chairman of the board and chief executive officer, is listed above under the heading “Identification of Directors.”

Name	Age	Position Held
Alex Tawse	42	Chairman of the Board and Chief Executive Officer

The biographical information of Alex Tawse is included under the heading “Identification of Directors” above.

Other Key Employees

Name	Age	Position Held
Jeff Turbull	56	President, Turnbull
Mike Werner	52	President, United

Jeff Turnbull has over thirty years of executive sales and managerial experience in the oil and gas industry. Before joining our company, Mr. Turnbull purchased Turnbull Oil in 1991, and has since successfully acquired three other Kansas-based oil and gas services businesses. Prior to Turnbull, Mr. Turnbull held management level roles for exploration and production service firms in Oklahoma City, Oklahoma, Houston, Texas, and Denver, Colorado. Mr. Turnbull is an active member in the Petroleum Marketers Association and National Propane Gas Association and also Board member of the Northwest Kansas Economic Development Group. Mr. Turnbull graduated with a B.S. in Business and Political Science from Fort Hays State University in Hays, Kansas.

Mike Werner has over forty-five years of experience in the oil and gas services business. Prior to joining our company in January 2010, Mr. Werner founded Werner Oil in 1994. In 2003, Werner Oil became United Oil when Mr. Werner’s family began working in the business with him. From 1989 to 1994, Mr. Werner was a salesman for Pam Oil in Sioux Falls, South Dakota. In 1978, when he was just 19 years old, Mr. Werner assumed control of his father’s business, Werner Oil, in Minot, North Dakota. Mr. Werner grew the business and eventually sold it in 1987. In 1974, at age sixteen, Mr. Werner began working for his father as a full-time bulk fuels truck driver.

Risk Management

Our Board of Directors oversees our management, which is responsible for the day-to-day management of the inherent risks of our business.  Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and our independent registered public accounting firm.

Identification of Audit Committee and Financial Expert

Audit Committee

The Board of Directors has determined that both members of the Audit Committee are “independent,” as that term is defined in Rule 10A-3 under the Securities Exchange Act of 1934.  The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), (ii) impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors in the absence of such designation, or (iii) affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

The Audit Committee adopted an audit committee charter in April 2011.  Pursuant to the charter, the Audit Committee assists the Board in overseeing: (i) our accounting and financial reporting processes; (ii) the audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) our internal controls and risk management procedures; (v) the qualifications and independence of our independent auditors; and (vi) the performance of our internal audit function and our independent auditors. The Audit Committee Charter further provides that the Audit Committee, among other things:

•	has sole authority to appoint, compensate, retain, evaluate and terminate our independent auditors;
•	has sole authority to review and approve in advance all audit and permissible non-audit engagement fees, scope and terms with our independent auditors;
•
will review with members of management and discuss with our independent auditors the annual audited financial statements to be included in our annual reports on Form 10-K (including our disclosures under MD&A) prior to the filing of each annual report on Form 10-K;

•
will review with members of management and discuss with our independent auditors the quarterly financial statements to be included in our quarterly reports on Form 10-Q prior to the filing of each quarterly report on Form 10-Q;

•	review and approve all related party transactions between us and any executive officer or director for potential conflict of interest situations;
•	will monitor the compliance of our officers, directors and employees with our code of business conduct and ethics;
•
will discuss periodically with members of management and our independent auditors the adequacy and effectiveness of our disclosure controls and procedures, including applicable internal controls and procedures for financial reporting and changes in internal controls designed to address any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees that are reported to the committee;

•
will establish and maintain procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	will prepare the Audit Committee Report included elsewhere in this statement.

Affirmative Determinations Regarding Director Independence

The Board of Directors has affirmatively determined that David Lindemann and Michael Taylor are “independent directors” as such term is defined in Rule 10A-3 under the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the Board of Directors or with individual directors by sending a letter to our secretary at the following address: United States Oil and Gas Corp, 11782 Jollyville Road, Suite 211B, Austin, Texas 78759.

Communications to one or more directors will be collected and organized by our secretary who will forward such communications to the identified director(s) as soon as practicable after receipt of the communication.

CODE OF ETHICS

We have adopted a code of business conduct and ethics applicable to all of our officers, directors and employees.  The code of business conduct and ethics is filed herewith as Exhibit 14.1.  If we amend the code of business conduct and ethics or grant a waiver, including an implicit waiver, from the code of business conduct and ethics, we intend to disclose the information on a current report on Form 8-K within four business days of such amendment or waiver, as applicable.  Our code of business conduct and ethics can be found on our website at www.usaoilandgas.com.

Item 11.	Executive Compensation

Compensation of Directors

To date we have not compensated our directors for their service as Directors. In the future our plan is to develop a compensation system for Directors.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. All directors receive reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.

Compensation of Executive Officers

EXECUTIVE COMPENSATION

Information in the table below sets forth the compensation earned by our President, Chief Executive Officer and Principal Executive and Financial Officer for the fiscal years ended December 31, 2009, 2008 and 2007 as combined pay through USOG.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Total
Alex Tawse, President and CEO	2010	$ 90,000	$ 90,0001
	2009	$ 96,000	$ 96,0001
	2008	$ 81,000	$ 81,0001

1           Mr. Tawse received additional compensation through HR Management Systems, a company for which he is the sole officer and stockholder, of $80,000 in 2010, $79,000 in 2009, and $92,000 in 2008.  HR Management Systems provides administrative, prospecting (which includes identification of possible acquisition targets), and payroll and benefit services to us, as well as to other companies.
Columns without data (Bonus, Stock Awards and Option Awards which are calculated in accordance with SFAS No. 123(R), and All Other Compensation) have been omitted.

None of our executive officers were granted any equity incentive awards in 2010 nor did they hold any outstanding equity awards at December 31, 2010.

Employment Agreements

We entered into an employment agreement effective February 1, 2010 with Alex Tawse to serve as President and Chief Executive Officer for three years ending February 1, 2013. His base salary is $120,000 on an annualized basis.

We entered into an employment agreement effective May 15, 2009 with Jeff Turnbull to serve as President of Turnbull for three years ending May 15, 2012. His base salary is $100,000 on an annualized basis.

We entered into an employment agreement effective January 1, 2010 with Mike Werner to serve as President of United for three years ended January 1, 2013. His base salary is $36,000 on an annualized basis.

We entered into an employment agreement effective January 1, 2010 with Deb Werner to serve as Vice President of United for three years ended January 1, 2013. Her base salary is $18,000 on an annualized basis.

Potential Payments Upon Termination or Change-in-Control

If Mr. Tawse, Mr. Turnbull, Mr. Werner and/or Ms. Werner’s employment is terminated other than for cause (as defined in their respective employment agreements) we shall be obligated to continue during the three-year period to (i) pay their base salary through the remainder of the three-year period, (ii) provide the same benefits as were provided prior to their termination, and (iii) for Mr. Turnbull, pay the same percentage of profits distributed pursuant to the Profit Sharing Plan (once it has been established) that he had been eligible to receive in the most recent distribution under the Profit Sharing Plan prior to his termination; provided that our obligation to pay such amounts and provide such benefits, and their right to receive such amounts and benefits, shall be conditioned upon their execution of a general release and covenant not to sue us and related parties in a form acceptable to us.  None of our executive officers or employees are entitled to any benefits upon a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information provided below indicates the beneficial ownership, as of April 12, 2011, of the Common Stock by each director, by each named executive officer, by all directors and executive officers as a group and by each person known by us to own more than 5% of the outstanding shares of Common Stock based on the number of shares outstanding as of the date above.

For purposes of the tables below, the amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, including through the exercise of options or warrants.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Owners of More Than 5% of Common Stock and Preferred Stock

Based solely upon filings made with the SEC, there are no persons known by us to own beneficially more than 5% of the outstanding shares of Common Stock as of April 30, 2011

Directors and Executive Officers

Except under applicable community property laws or as otherwise indicated in the footnotes to the table below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.  The address of all directors and executive officers in this table is c/o United States Oil and Gas Corp, 11782 Jollyville Road, Suite 211B, Austin, Texas 78759. Ownership amounts are as of April 30, 2011.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class1
Alex Tawse	30,000,000	1.3%
Dave Lindemann	-	-
Michael Taylor	-	-

All directors and executive officers as a group (4 persons)	30,000,000	1.3%

*	Represents ownership of less than 1%.
1	Based on 2,312,209,521 shares of common stock issued and outstanding as of April 30, 2011.

Equity Compensation Plans

To date we have not instituted an equity compensation plan. In the future we intend to develop a compensation plan for our employees, directors, and other key persons.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We entered into an agreement effective May 1, 2010 with HR Management Systems, a company owned by Alex Tawse, our President, Chief Executive Officer, Chairman of the Board and a stockholder. We are aware and have no objection to Mr. Tawse owning and serving as President of HR Management Systems. HR Management Systems provides administrative, prospecting (which includes identification of possible acquisition targets), and payroll and benefit services to us, as well as to other companies. Our current monthly payment to HR Management Systems is $5,000. The contract with HR Management Systems is cancellable by either party with 30 days notice.

Michael Taylor, one of our directors, is not paid by us for his services as a director but we paid him $2,500 per month for his services to analyze and compile financial information and industry related research for the purpose of fulfilling our reporting, registration, and investor and public relations needs; and to identify, introduce, and/or vet potential partners, investors, acquisition targets or acquirers for us. We paid Mr. Taylor $20,000 in 2010.

We intend to enter into indemnity agreements with our executive officers and directors which will provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of United States Oil and Gas Corp, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.  We also intend to execute these agreements with our future executive officers and directors.

Item 14.	Principal Accountant Fees and Services

Fees Billed by the Independent Auditors

M&K CPAS, PLLC, an independent registered public accounting firm, has served as our independent auditors since December, 2010 and audited our consolidated financial statements for the year ended December 31, 2010.  Widmer Roel PC , an independent registered public accounting firm, served as our independent auditors in 2009 and audited our consolidated financial statements for the year ended December 31, 2009. M&K CPAS, PLLC and Widmer Roel PC have billed United States Oil and Gas Corp the aggregate fees set forth in the table below for 2010 and 2009, respectively.

	2010	2009
Audit Fees1	$ 43,000	$ 66,924

1  These represent the aggregate fees billed for professional services rendered by M&K CPAS, PLLC and Widmer Roel PC for the audit of United States Oil and Gas’s interim condensed consolidated annual financial statements for the years ended December 31, 2010 and 2009, respectively, and reviews of the consolidated financial statements included in United States Oil and Gas’s quarterly reports on Form 10-Q for the years then ended and the audit of internal control over financial reporting of United States Oil and Gas as of December 31, 2010.

All of the above fees were pre-approved by the Board of Directors prior to the creation of our Audit Committee. The Audit Committee has concluded that the provision of the aforementioned services by M&K CPAS, PLLC were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee Charter provides that pre-approval of non-audit services (other than review and attestation services) are not required if such services fall within exceptions established by the rules and regulations of the SEC. No such services provided in 2010 or 2009 were pre-approved pursuant to any such exceptions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3)	Exhibits
14.1	Code of Ethics and Corporate Conduct
31.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES OIL AND GAS CORP

/s/ Alex Tawse
Date:	May 2, 2011	By:	Alex Tawse
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Tawse	Chief Executive Officer and Chief Financial Officer	May 2, 2011
Alex Tawse	(Principal Executive and Principal Financial Officer)

*	Director	May 2, 2011
David Lindemann

*	Director	May 2, 2011
Michael Taylor

*By Power of Attorney