Form 10-Q
period 2011-03-31
United States Oil & Gas Corp
filed 2011-05-20
CIK 1439154

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

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, there were 2,312,209,521 shares of the issuer’s common stock, $0.000003 par value, outstanding.

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

Please see “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K, as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

i

Item 1. Financial Statements
UNITED STATES OIL AND GAS CORP
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March, 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,185	$4,007
Restricted Cash	265,480	286,376
Accounts receivable – trade, net	1,880,329	1,694,592
Inventory	410,103	421,468
Prepaid Expenses	22,777	26,193
Other current assets	453	450
Total Current Assets	2,621,327	2,433,086
Property and equipment, net	922,951	953,532
Other Assets:
Deposits	1,490	1,490
Intangible Assets, net	686,538	706,239
Goodwill	2,757,036	2,757,036
Total Other Assets	3,445,064	3,464,765
Total Assets	$6,989,342	$6,851,383
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes Payable – Current	35,535	47,811
Related Party Notes Payable – Current	530,624	626,300
Common Stock Payable – Related Party	-	150,000
Convertible Notes Payable, net of discount	783,963	809,960
Deferred Revenue	14,319	34,489
Derivative Liability	806,076	810,539
Accounts Payable	987,253	913,473
Accrued Expenses	136,366	119,660
Lines of Credit	183,223	160,076
Interest Payable	67,527	47,210
Total Current Liabilities	3,544,886	3,719,518
Notes Payable – Long Term	39,781	39,781
Convertible Notes Payable – Long Term, net of discount	164,939	49,642
Related Party Notes Payable – Long Term	3,563,803	3,754,803
Total Liabilities	7,313,409	7,563,744
Stockholders’ Deficit
Common Stock, .000003 par value, 5,000,000,000 shares authorized,
1,941,055,675 and 1,590,690,900 outstanding at March 31, 2011
and December 31, 2010	5,823	4,771
Preferred Stock, .001 par value, 10,000,000 shares authorized, 115,638 and 115,638 issued and outstanding at March 31, 2011
and December 31, 2010
pari passu or senior to any new preferred shares, convertible to common at 80% of market price, callable any time at $6 per share, dividends
shall not accrue unless declared, $5 per share liquidation preference	116	116
Additional Paid In Capital	4,387,209	3,465,082
Retained Deficit	(4,717,215)	(4,182,330)
Total Stockholders’ Deficit	(324,067)	(712,361)
Total Liabilities and Stockholders’ Deficit	$6,989,342	$6,851,383

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
		Restated, see Note 3
SALES, net	$7,067,487	$5,395,447
Cost of Goods Sold	6,526,718	5,060,070
Gross Profit	540,769	335,377
Operating Expenses:
Salaries and Benefits	255,173	98,570
Consultant Fees	21,000	29,264
Service and Prospecting Fees	29,948	7,500
Travel and Entertainment	4,467	45,448
Professional Fees	57,241	2,122
General and Administrative	93,044	127,491
Repairs and Maintenance	50,644	29,571
Depreciation	18,089	18,191
Amortization	19,701	20,477
Bad Debt Expense	157,690	169,145
Other Operating Expense	1,235	18,507
Total Operating Expenses	708,232	566,286
Loss from Operations	(167,464)	(230,909)
Non-Operating Income (expense):
Interest Income	28,488	24,429
Interest Expense	(46,936)	(44,167)
Accretion Expense on Convertible Notes	(224,289)	(67,366)
Loss on Conversion of Debt	(136,203)	-
Gain (loss) on Derivative Liability	10,516	(37,418)
Finance Fee	(5,000)	(250,000)
Other Income (loss)	6,003	(3,500)
Total Non-Operating Income (expense), net	(367,421)	(378,022)
Loss Before Income Taxes	(534,885)	(608,931)
Income Tax Expense (benefit)	-	29,945
NET LOSS	$(534,885)	$(638,876)

Earnings Per Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,808,762,767	1,013,344,773

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
		Restated, see Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(534,885)	$(638,876)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on conversion of debt	136,203	-
Amortization of discount on debt	224,289	67,366
Fee to extend note's maturity	-	250,000
Shares issued for services	25,000	-
Loss (gain) on derivative liabilities	(10,516)	37,418
Change in accounts receivable provision	157,690	169,145
Depreciation expense	54,418	53,191
Amortization of intangibles	19,701	20,477
Changes in operating assets and liabilities:
Accounts receivable	(343,427)	17,245
Inventory	11,365	(70,819)
Other current assets	24,309	64,624
Accounts payable	218,464	36,889
Accrued expenses	50,061	21,269
Deferred revenue	(20,170)	-
CASH PROVIDED BY OPERATING ACTIVITIES	12,502	27,929
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(23,518)	33,519
CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(23,518)	33,519
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	125,000
Borrowings on convertible debt	225,000	-
Borrowings on letters of credit, net	23,146	-
Principal payments on debt	(12,276)
Principal payments on related party debt	(186,676)	(20,615)
CASH PROVIDED BY FINANCING ACTIVITIES	49,194	104,385
NET INCREASE IN CASH	38,178	165,833
CASH AT BEGINNING OF YEAR	4,007	337,350
CASH AT PERIOD END	$42,185	$503,183

NON-CASH TRANSACTIONS
Conversion of related party debt	250,000	-
Conversion of convertible debt and accrued interest to common stock	192,836	-
Derivative liability from issuance of convertible notes payable (recorded as discount on debt)	175,189	-
Settlement of portion of derivative liability	(169,136)	-
Shares issued for stock payable	150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

 UNITED STATES OIL AND GAS CORP
Notes to Unaudited Consolidated Financial Statements

Note 1.  Organization, Nature of Operations, Concentration of Credit Risk, and Summary of Significant Accounting Policies

United States Oil and Gas Corp (the “Company”), a Delaware corporation, was organized in 1988.  The principal business activity of the Company is the acquisition and subsequent management of domestic oil and gas service companies, with particular focus on those companies that primarily market and distribute refined fuels, distillates (liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers. The Company’s principal executive office is located in Austin, Texas. The Company acquired its first company, Turnbull Oil, Inc. (“Turnbull”), located in Plainville, Kansas, on May 15, 2009. On January 1, 2010, the Company acquired its second wholly owned operating subsidiary, United Oil & Gas, Inc. (“United”), located in Bottineau, North Dakota.

Turnbull is a corporation organized under the laws of Kansas. Its wholly owned subsidiary, Basinger, Inc., is also a corporation organized under the laws of Kansas. The corporations are bulk distributors of petroleum products from Plainville, Palco, Hill City and Utica, Kansas. Their primary customers are businesses in the agricultural and oil related industries in Kansas.

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

Deferred Revenue. At March 31, 2011, the Company had $14,319 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the second fiscal quarter of 2011. At December 31, 2010, the Company had $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company’s deposits are periodically in excess of federally insured limits on a temporary basis. The Company had at March 31, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits. There were no cash equivalents at March 31, 2011 or December 31, 2010.

Cash Restriction. The Company considers $265,480 and $286,376 of cash on hand to be restricted cash at March 31, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.4 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $494,230 and $325,820 at March 31, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended March 31, 2011 includes the cost of delivery driver’s salaries in the amount of $81,000 and depreciation of assets used for the storage and delivery of product to customer in the amount of $36,000. Cost of Goods Sold for the three months ended March 31, 2010 includes the cost of delivery driver’s salaries in the amount of $80,000 and depreciation of assets used for storage and delivery of product to customers in the amount of $35,000.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended March 31, 2011 and March 31, 2010 were approximately $1,600 and $0, respectively.

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

The goodwill balance of $2,757,036 at March 31, 2011, is related to the Company's acquisitions of Turnbull Oil Inc in 2009 for $2,681,925 and United Oil and Gas in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

The Company tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. No evaluation was necessary at March 31, 2011, as no impairment indicators were prevalent.

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

Stock Based Compensation. Beginning January 1, 2006, the Company adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of March 31, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At March 31, 2011, the Company had convertible notes valued at $948,942 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 35% to 215% and a risk-free interest rate ranging from 0.59% to 1.02%, the Company determined the fair value of the derivative liability to be $806,076 as of March 31, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539
Derivative Liabilities	806,076	-	-	806,076	806,076
Total at 03/31/11	806,076	-	-	806,076	806,076

There were no instruments valued at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

Recently Issued Accounting Standards. In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and the Company’s consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This guidance will be applied as necessary during the 2011 fiscal year when evaluating goodwill for impairment.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $4,717,215 as of March 31, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its debt holders, the ability of the Company to obtain necessary equity financing to continue operations and pay down debt and to generate enough operating cash flows to sustain operations in the future.

Note 3.  Restatement of Consolidated Financial Statements for Prior Period

The Company has determined that its previously issued consolidated financial statements for the three months ended March 31, 2010 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

A summary of the changes made is listed below. One source of the restatements was the application of the purchase price for the acquisition of United Oil and Gas. Significant adjustments from this were the $764,400 reclassification of purchase price from fixed assets and goodwill to intangible assets.  The second source of restatement was the reclassification of $99,013 of Additional Paid In Capital primarily to Preferred Convertible Shares. Finally, there was a significant restatement of expense due the proper GAAP accounting for several Derivative Instruments the Company has on its balance sheet. These are Convertible Notes Payable that have a variable conversion feature that is dependent on the price of the stock at the time of conversion (see note 15 for more detail). This primarily resulted in a derivative liability of $845,921, a loss on the valuation of the derivative at period end of $37,418, discounts to notes payable of $232,801, and amortization expense of $67,366.

Consolidated Balance Sheet at March 31, 2010

	Prior	Adjustment	Restated
Property and equipment, net	$1,460,293	$(500,075)	$960,218
Intangible Assets, net	1,046	764,400	765,446
Goodwill	3,396,127	(639,091)	2,757,036
Total Other Assets:	3,398,663	125,309	3,523,972
Total Assets:	6,988,389	(374,766)	6,613,623
Notes Payable – current - total	4,562,633	(165,435)	4,397,198
Derivative Liability	-	845,921	845,921
Total Current Liabilities	5,533,784	680,486	6,214,270
Total Liabilities	6,904,888	680,486	7,585,374
Additional Paid In Capital	2,517,775	55,679	2,573,454
Retained Earnings	(2,437,480)	(1,110,931)	(3,548,411)
Total Stockholders’ Equity (Deficit)	83,504	(1,055,252)	(971,748)
Total Liabilities and Stockholders’ Deficit	$6,988,389	$(374,766)	$6,613,623

Consolidated Statement of Operations for the three months ended March 31, 2010

	Prior	Adjustment	Restated
Cost of Goods Sold	$4,945,070	$115,000	$5,060,070
Gross Profit	450,377	(115,000)	335,377
Operating Expenses:
Salaries and Benefits	178,570	(80,000)	98,570
Depreciation	55,837	(37,646)	18,191
Amortization	877	19,600	20,477
Bad Debt Expense	1,498	167,647	169,145
Total Operating Expense	496,685	69,601	566,286
Loss from Operations	(46,308)	(184,601)	(230,909)
Accretion Expense - Convertible Notes	-	(67,366)	(67,366)
Loss on Conversion of Debt	-	(37,418)	(37,418)
Recovery of bad debt	2,360	(2,360)	-
Total Non-operating income, net	(270,878)	(107,144)	(378,022)
Loss before income taxes	(317,186)	(291,745)	(608,931)
NET LOSS	$(347,131)	$(291,745)	$(638,876)

Consolidated Statement of Cash Flows for the three months ended March 31, 2010

	Prior	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(347,131)	$(291,745)	$(638,876)
Loss on derivative liabilities	-	37,418	37,418
Depreciation expense	55,837	(2,646)	53,191
Amortization of intangibles	877	19,600	20,477
Amortization of discount on debt	-	67,366	67,366
Bad debt expense	-	169,145	169,145

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Accounts receivable	$2,374,559	$2,020,412
Allowance for uncollectible accounts	(494,230)	(325,820)
	$1,880,329	$1,694,592

Note 5.  Property, Plant and Equipment

Property, plant and equipment at cost consisted of the following:

	March 31, 2011	December 31, 2010
Buildings	$274,229	$274,229
Equipment	574,701	550,864
Land	15,273	15,273
Vehicles	1,078,311	1,078,311
Accumulated depreciation	(1,019,563)	(965,145)
Net Property, Plant, and Equipment	$922,951	$953,532

Depreciation expense for the three months ended March 31, 2011 and March 31, 2010 totaled $54,418 and $53,191, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
Trade Name – Basinger	$6,050	$6,050
Trade Name – United	128,000	128,000
Customer List	656,000	656,000
Accumulated amortization	(103,512)	(83,811)
Net Intangible Assets	$686,538	$706,239

Amortization expense for the three months ended March 31, 2011 and March 31, 2010 totaled $19,701 and $20,477, respectively. Intangible assets are amortized straight line over an estimated useful life of 10 years.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accrued salaries	$41,597	$30,537
Accrued state fuel tax	52,343	77,244
Miscellaneous accruals	42,426	11,879
	$136,366	$119,660

Note 8. Lines of Credit

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2011, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of March 31, 2011). The line of credit is secured by all accounts receivable, inventory and equipment. As of March 31, 2011 and December 31, 2010, the balance outstanding was $139,981 and $140,000, respectively. The Company also has a $50,000 line of credit with the State Bank of Bottineau with an interest rate of 6.95%. As of March 31, 2011 and December 31, 2010, the balance outstanding was $43,242 and $20,000, respectively.

Note 9. Debt

Debt consisted of the following:

	March 31, 2011	December 31, 2010
Short term:
Unsecured convertible notes payable with annual interest rate of 5%1	$75,000	$259,800
Unsecured convertible notes payable with annual interest rate of 10%2	64,954	64,954
Unsecured convertible notes payable with annual interest rate of 8%3	90,000	50,000
Convertible note payable with interest payable quarterly4	750,000	750,000
Long-term:
Unsecured convertible notes payable - annual interest of 10%2	185,000	-
Discount on convertible notes from derivative valuation	(216,052)	(265,152)
Total convertible notes	948,902	859,602
Unsecured related party notes payable5	440,000	631,103
Common Stock payable6	-	150,000
Notes payable on capital equipment7	75,317	87,592
Long term unsecured related party note payable with 5% annual interest8	3,654,427	3,750,000
Total Debt	$5,118,646	$5,478,297

1 Notes bear 5% interest and become due in 2011. No interest payments are required and the note can be converted to common stock by the note holder or the company. The note holder can convert the note into common stock at 50% of the average closing bid price of the Common Stock for the ten days prior to the date of conversion. All notes have been converted to stock as of April 13, 2011. There was $1,592 in accrued interest expense payable at March 31, 2011.

2 Convertible notes bear 10% interest, payable in stock upon conversion. The note includes a beneficial conversion feature whereby the holder can convert the note at any time into common stock at 80% of the average price per share over the last fiscal quarter. There is no accrued interest at March 31, 2011. There was $3,042 of accrued interest expense payable at March 31, 2011.

3 Convertible notes bear 8% interest, payable in stock upon conversion. The note holder can convert the note after six months into common stock at 45% of the average price per share over the last fiscal quarter. Note is due on November 29, 2011 and there was $1,775 in accrued interest payable at March 31, 2011.

4 The note bears 8% annual interest that is payable quarterly. The note originally came due on April 9, 2011 but was extended to December 31, 2011. Note may be converted to common stock by note holder. The note holder can convert the note into common stock at 80% of most recent public trading value anytime before note becomes due. There was $12,500 of accrued interest at March 31, 2011.

5 Balance primarily consists of note for $500,000 to Debbie Werner. The note is due December 31, 2011 and bears 5% interest. There was $30,425 of accrued interest at March 31, 2011. Remaining portion is unsecured debt owed to Debbie Werner that bears no interest and has no due date.

6 Balance consists $150,000 of common stock due to Debbie Werner. The payable was part of the acquisition agreement dated January 1, 2010. Stock was paid in February 2011.

7 Balance consists of four notes payable on capital equipment. The average interest rate is 9%. $47,811 is current and due in 2011. $39,781 is long term and due beyond 2011. There was no accrued interest at March 31, 2011.

8 Balance primarily consists of note to Jeff Turnbull. This note was extended from April 9, 2010 to December 31, 2010 in exchange for increasing balance of the note from $3,750,000 to $4,000,000. The $250,000 increase was booked as finance fee expense in the first quarter of 2010. During the quarter ended September 30, 2010, Jeff Turnbull converted $250,000 of note payable into 500 million shares of common stock. The balance was reduced to $3,750,000 in July, 2010 when Mr. Turnbull converted $250,000 of the debt into 500 million shares of USOG common stock. In the first fiscal quarter of 2011, Mr. Turnbull sold an additional $200,000 of the debt to third parties who converted the debt into 133 million shares of common stock. In December, 2010, the note term was extended to December 31, 2012. The note earns 2% interest in 2011 and 10% interest in 2012. Note balance at March 31, 2011 was $3,550,000. There was $17,507 of accrued interest at March 31, 2011. The remaining balance of $104,427 at March 31, 2011 is unsecured note payable with zero interest to related party. The amount of imputed interest was immaterial to the financial statements.

Minimum principal payments of debt in subsequent years:

2011	$1,350,122
2012	3,764,943
2013	22,704
2014	11,929
2015	185,000

Interest expense on the notes payable totaled $46,936 for the three months ended March 31, 2011 and $44,167 for the three months ended March 31, 2010. Accretion expense for the three months ended March 31, 2011 and the three months ended March 31, 2010 was $224,289 and $67,366, respectively.

Note 10. Concentrations

The Company had concentrations with certain customers (receivables in excess of 10% of total) as follows:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Customer A	$260,000	13	$260,121	15
Customer B	-	-	242,779	14

The Company had concentrations in volume of business with certain vendors (purchases in excess of 10% of total) as follows:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Vendor A	$-	-	$3,988,823	18%

The Company had no sales concentrations over 10% during the twelve months ended December 31, 2010 or March 31, 2011.

Note 11.  Stockholders’ Deficit

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock at a par value of $0.001. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors.  At March 31, 2011, 115,638 shares were issued and outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000,000 shares of common stock at a par value of $0.000003.  At March 31, 2011, 1,941,055,675 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net loss as of March 31, 2011 of (534,885) by the weighted average number of common shares outstanding in the quarter (1,808,762,767). The result was ($0.00).

On a fully diluted basis, the calculation was the same as all potential stock issuances from convertible notes and preferred shares would have an anti-dilutive effect on earnings per share.

During the three months ended March 31, 2011, convertible debt holders converted a total of $192,836 of convertible notes and accrued interest into 107,225,767 shares of common stock. The conversions were within the terms of the agreement for all conversions. $41,027 of the debt converted was converted at the holder’s option. No gain or loss was recorded on these conversions as the conversions were within the original contract terms. The remaining $151,809 was converted at the Company’s option. Due to this conversion feature not being considered substantive, a loss was recorded for $86,203 which was the difference between the value of the shares issued of $238,012 and the debt converted.

During the three months ended March 31, 2011, related party debt holders sold a total of $250,000 of debt to third parties. The third parties then exchanged the debt into convertible notes that were converted to common stock. A total of 177,139,008 common shares were issued.

Loss on conversions The Company booked a loss on conversion of $50,000 for the modification and conversion of the $250,000 of related party debt. The loss was the difference between the reduction of debt and the stock value of the shares issued on the date of conversion for all notes convertible at the Company’s option. All convertible notes convertible at the holder’s option were valued as a part of the derivative liability with an offsetting discount of $113,794 and loss of $31,722 at the modification date. The discount was fully amortized upon conversion of the debt.

During the three months ended March 31, 2011, the Company issued 60,000,000 shares of common stock to Debbie Werner to pay $150,000 liability from acquisition of United. The Company relieved the stock payable of $150,000 with the issuance and recognized no gain or loss as the value of the shares was equal to $150,000 on the date of issuance.

The Company issued 10 million shares of restricted common stock to an employee for services during the three months ended March 31, 2011. These shares were valued and expensed for $25,000 based on the closing price of the shares on the date of grant.

Note 12. Related Party Transactions and Commitments

The Company has entered into various agreements with certain shareholders and related parties. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements for the three months ended March 31, 2011 and the twelve months ended December 31, 2010 totaled $30,000 and $221,031, respectively.  These related party payments included:

Contract	Related Party	Monthly Amount	March 31, 2011	December 31, 2010
The Company entered into a contractual agreement for the procurement of human resources. The contract was terminated at Sep. 30, 2010	HR Management Systems is a related party of the Company with Alex Tawse, President and Shareholder of both entities	No current commitment	-	$ 62,750
The Company has entered into a contract with its President for services	Alex Tawse, President and Shareholder	Currently $12,000 per month	30,000	120,000
The Company has paid Jeff Turnbull for prepaid interest on Note Payable	Jeff Turnbull is an officer of Turnbull Oil but is not an affiliate of the Company		-	38,281
			30,000	$221,031

Note 13.  Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. The Company made contributions for the three months ended March 31, 2011 and March 31, 2010 of $3,220 and $2,730, respectively.

Note 14.  United Business Combination

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

The following table summarizes the final allocation of the purchase price:

Consideration Provided by USOG
Forgiveness of Receivable	$170,000
Forgiveness of Note Receivable	350,000
Note payable issued to Deb and Mike Werner	500,000
Stock Payable	150,000
Total Consideration Provided:	1,170,000
Net Liabilities Assumed
Current assets assumed	179,920
Current liabilities assumed	(342,431)
Long term liabilities assumed	(101,959)
Consideration paid in excess of working capital and long-term liabilities assumed:	1,434,470
Fixed assets	575,359
Customer relationships	656,000
Trade name	128,000
Residual goodwill	75,111
Total Allocation:	$1,434,470

Impairment of goodwill is evaluated annually. There was no impairment for the twelve months ended December 31, 2010. The Company noted no impairment indicators during the three months ended March 31, 2011. The intangible assets included the fair value of trade name, customer relationships, residual goodwill, and non-compete. The useful lives of the acquired intangibles are as follows:

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

Note 15. Derivative Liability

At March 31, 2011, the Company had convertible notes with a face value of $1,089,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended March 31, 2011:

Derivative liability at December 31, 2010	810,539
Derivative liability from issuance of convertible notes payable (recorded as discount on debt)	175,189
Derivative liability from issuance of convertible notes payable (recorded as loss)	31,722
Gain on derivative liability	(42,238)
Settlement of portion of derivative liability	(169,136)
Derivative liability at March 31, 2011	$806,076

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2011 and December 31, 2010:

Derivative Liabilities	March 31, 2011	December 31, 2010
Embedded conversion feature	$324,906	$256,749
Other derivative instruments	481,170	553,790
Totals	$806,076	$810,539

The fair values of certain other derivative financial instruments (tainted equity) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Note 16. Subsequent Events

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

On April 12, 2011, the Company converted all outstanding principal and interest owed pursuant to a $50,000 Convertible Promissory Note issued October 12, 2010 to an accredited investor into an aggregate of 46,153,846 shares of the Common Stock, at an average conversion price of $0.001 per share.

On May 4, 2011, the Company issued a Convertible Promissory Note in the amount of $50,000 to an accredited investor. The Note bears 8% interest and is due on January 25, 2012. After six months, the Note allows for the holder to convert to Common Stock at a 45% discount on the average of the lowest three-day price in the previous ten trading days.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K.  This discussion also contains forward-looking statements.  Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above.

Executive Summary

United States Oil and Gas Corp, referred to as “the Company,” “USOG,” “we,” “our” or “us”, was founded in 1988. Headquartered in Austin, Texas, we identify and attempt to acquire domestic oil and gas service companies that market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and oversee the operations of the businesses we acquire. Our acquisition targets are small to mid-sized family-run companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. Oil and gas service companies typically purchase bulk fuel and propane from regional suppliers, then store, sell, and deliver the fuel and propane to local businesses, drillers, farms, wholesalers, and individuals. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

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

We acquired Turnbull, located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, Kansas, on May 15, 2009. We made our second acquisition, United, located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in the quarter. We intend to continue to integrate these acquisitions with a short-term focus on acquiring additional oil and gas service companies and expanding within the oil and gas service sector. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009-2010. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

Going forward, our primary emphasis will be a consolidation on a tax basis of both of our subsidiaries in order to increase the bottom line; seeking internal growth opportunities plus a third target for acquisition; and further significant reduction of debt.

Results of Operations
	Three Months Ended March 31,
Sales by Subsidiary ($000’s)	2011		2010		Change
	$	%	$	%	$	%

Turnbull	5,316	75	3,715	69	1,601	43
United	1,751	25	1,681	31	70	4
Total	7,067	100	5,396	100	1,671

Net Sales. For the quarter ended March 31, 2011, total net sales were $7.1 million. Turnbull subsidiary provided 75% of sales compared to 25% from United. Sales for the quarter ended March 31, 2011 compare to $5.4 million of sales for the quarter ended March 31, 2010. Percentage of sales between subsidiaries remains fairly constant with only a few percentage points change from quarter to quarter.

The overall economy appears to be improving, and we anticipate slowly increasing sales during 2011 at both Turnbull and United. The increase in oil and gas prices in the first quarter of 2011 had a positive impact on sales but it did not materially affect volume. At United we expect improved sales volume due in part to the planned opening of a second retail store late in 2011 and continued growth in the propane business due to increase in economic activity in the area. This is in large part due to increased oil drilling within the area covered by the Bakken Formation.

	Three Months Ended March 31,
Operating Expenses by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	200	28	160	28	40	25
Turnbull	361	51	295	52	66	22
United	147	21	111	20	36	32
Total	708	100	566	100	142

Operating expenses. Operating expenses increased by $142,000, or 25%, for the quarter ended March 31, 2011 compared to the same period in 2010. Corporate overhead costs increased by $40,000 (25%) for the quarter ended March 31, 2011 compared to the same period in 2010. This is primarily the result of increased legal and audit fees (professional fees) that were incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934 in July 2010. Turnbull operating costs increased by $66,000 (22%) from an increase in salaries due to an additional driver and an increase in repair and maintenance expense from preventative maintenance costs to existing equipment. United operating expenses increased by $36,000 (32%). The increase was from higher salary costs, increased repair and maintenance expense on existing equipment, and from additional expense for prepaid improvements at a second convenience store location.

	Three Months Ended March 31,
Operating Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(200)	119	(161)	70	(39)	(24)
Turnbull	75	(44)	(120)	51	195	162
United	(42)	25	50	(21)	(92)	(184)
Total	(167)	100	(231)	100	64

Operating Income/(Loss). For the three months ended March 31, 2011, operating loss was $167,000, a reduction in loss of $64,000 compared to the same period in 2010. This is despite the increase in corporate operating costs, as described above. Turnbull provided operating income for the quarter ended March 31, 2011 of $75,000 compared to a loss of $120,000 for the same period in 2010. The 2010 loss was primarily due to the booking of reserve against accounts receivable of $170,000. During 2010, we adopted a policy of reserving all receivables over 90 days past due. If the expense from the reserve is backed out, Turnbull had operating income of $50,000 for the three months ended March 31, 2010. If the $169,000 reserve from the three months ended March 31, 2011 is backed out, Turnbull had operating income of $278,000. For the three months ended March 31, 2011, United sustained an operating loss of $42,000 compared to operating profit of $50,000 for the same period in 2010. Some of this reduction in operating profit is from the additional operating cost described above but margin on sales was also lower in 2011 compared to 2010. This is due to increased competition in the local market created by the increase in fuel prices during the first calendar quarter of 2011.

	Three Months Ended March 31,
Net Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(605)	113	(559)	87	(46)	(8)
Turnbull	109	(20)	(125)	20	234	187
United	(39)	7	45	(7)	(84)	(187)
Total	(535)	100	(639)	100	104

Net Income/(Loss). For the quarter ended March 31, 2011, Net Loss was $535,000, a reduction in loss of $104,000 over the same period in 2010. In addition to the factors discussed above, the biggest component of the difference was a non-operating expense of $250,000 incurred in 2010 as part of renegotiating the terms of the note payable to Jeff Turnbull. This was offset by accretion expense from derivative instruments of $225,000 for the three months ended March 31, 2011 compared to $67,000 for the same period in 2010 and a net loss from conversion of debt of $136,000 for the three months ended March 31, 2011 compared to $0 for the same period in 2010. Both of these items are non-cash expense items. Additional items are discussed below.

Interest Income/Expense and Other Income/(Loss).  The Company incurred interest expense of $47,000 for the three months ended March 31, 2011 compared to expense of $44,000 for the same period in 2010. Most of the increase is attributable to interest accruing on our outstanding promissory notes. For the three months ended March 31, 2011, this was offset by interest income of $28,000, mostly from Turnbull subsidiary. Interest income for the same period in 2010 was $24,000.

Provision for Income Taxes. The tax expense for the quarter ended March 31, 2011 was $0 compared to $30,000 for the same period in 2010. This is because as of July 1, 2010 the Company will consolidate with Turnbull Oil on a tax basis as well as financial reporting basis.

Liquidity and Capital Resources

Our cash balance at March 31, 2011 was $42,000 compared to $4,000 at December 31, 2010. An additional $265,000 is held as restricted cash at quarter ended March 31, 2011 because cash balances at subsidiaries are controlled by subsidiary managers until the promissory notes issued in connection with such acquisition are paid in full. In the quarter ended March 31, 2011, operating activities provided $13,000 ($535,000 from net loss). Included as a non-cash expense was $74,000 of depreciation and amortization expense and $224,000 expense from accretion of our discount on debt. Other adjustments related primarily to changes in accounts receivable, inventory, taxes payable, and accounts payable. Investing activities utilized $24,000. This balance is for the purchase of an equipment trailer at Turnbull subsidiary. Financing activities provided $49,000. Financing activities for the three months ended March 31, 2011 included the reduction of existing debt by $199,000 and the sale of convertible notes in the amount of $225,000.

On a consolidated basis, current assets on the balance sheet as of March 31, 2011 were $2.6 million against current liabilities of $3.5 million. A large component of the current liabilities is an $806,000 liability for derivatives. This is a non-cash liability based on the expected loss on conversion of convertible debt into stock. Long-term debt primarily consists of note payable to Jeff Turnbull that is due on December 31, 2012. The balance on that note at March 31, 2011 was $3.55 million.

Accounts receivable at March 31, 2011 were $1.9 million compared to $1.7 million December 31, 2010. These balances are shown net of allowance for doubtful accounts in the amount of $494,000 and $326,000, respectively. Accounts receivable are from customers of Turnbull, Basinger, and United. Turnbull evaluates accounts receivable annually and writes off accounts considered uncollectible. Turnbull also charges 21% interest on all accounts receivable over 30 days, which historically has covered amounts lost due to uncollectible accounts. A reserve is booked against all accounts that are over 90 days past due. Goodwill of $2.8 million is the result of the Turnbull/Basinger and United acquisitions. The value of the Goodwill is evaluated on an annual basis for impairment and adjusted down if necessary. There was no adjustment made at March 31, 2011.

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

Liquidity and Working Capital Performance Measures	March 31, 2011	December 31, 2010
Ratio of current assets to current liabilities	0.74	0.65
Ratio of total assets to total liabilities	0.96	0.91
Working capital (current assets minus current liabilities)	$(924,000)	$(1,286,000)
Net cash provided by (used in) the three months ended:	March 31, 2011	March 31, 2010
Operating activities	$13,000	$28,000
Investing activities	(24,000)	34,000
Financing activities	49,000	104,000
Earnings before taxes, interest, depreciation/amort. gain/loss on convertible debt (Modified EBITDA)	$(82,000)	$(411,000)

Balance sheet ratios and working capital improved during the three months ended March 31, 2011 as overall debt was reduced.

We use a modified EBITDA number as a key performance measure. Modified EBITDA is net income adjusted by removing tax expense, interest expense, depreciation and amortization expense, amortization of discount on convertible debt, and gain and loss on the conversion of debt. We feel that this provides an accurate and useful measure of performance because it eliminates non-cash expenses that are largely unrelated to operations. The following presents a reconciliation of our modified EBITDA to Net Income:

	Three months ended
	March 31, 2011	March 31, 2010
Modified EBITDA	$(82,000)	$(411,000)
Income Tax Expense	-	(30,000)
Net Interest (Income)/Expense	(19,000)	(21,000)
Depreciation Expense	(54,000)	(53,000)
Amortization Expense	(20,000)	(20,000)
Amortization of discount on convertible debt	(224,000)	(67,000)
Loss on Conversion of Debt	(136,000)	(5,000)
Net Income:	$(535,000)	$(607,000)

The modified EBITDA balance for the three months ended March 31, 2011 was a loss of $82,000, an improvement of $329,000 over the same period in 2010. Modified EBITDA includes bad debt expense of $169,000 and $170,000 for the three months ended March 31, 2011 and 2010 respectively. These items are discussed in more detail within Operating Income/(Loss) above. The 2010 modified EBITDA includes a one-time non-cash fee of $250,000 that was incurred from the renegotiation of Turnbull note payable.

We are pursuing additional cash from the sale of convertible notes to existing shareholders as well as equity financing through investment banks and accredited investors to fund the remaining balance on our outstanding promissory notes.

Off-Balance Sheet Arrangements

As of March 31, 2011 we had no off-balance sheet arrangements.

Critical Accounting Policies

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

Deferred Revenue. At March 31, 2011, we had $14,319 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the second fiscal quarter of 2011. At December 31, 2010, we had $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. We consider all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  We maintain our cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our deposits are periodically in excess of federally insured limits on a temporary basis. We had at March 31, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits.

Cash Restriction. We consider $265,480 and $286,376 of cash on hand to be restricted cash at March 31, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.4 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $494,230 and $325,820 at March 31, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended March 31, 2011 includes the cost of delivery driver’s salaries in the amount of $81,000 and depreciation of assets used for the storage and delivery of product to customer in the amount of $36,000. Cost of Goods Sold for the three months ended March 31, 2010 includes the cost of delivery driver’s salaries in the amount of $80,000 and depreciation of assets used for storage and delivery of product to customers in the amount of $35,000.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended March 31, 2011 and March 31, 2010 were approximately $1,600 and $0, respectively.

Presentation of Sales and Use Tax. Several states impose various sales, use, utility and excise tax on all of our sales to non-exempt customers.  We collect the various taxes from these non-exempt customers and remit the entire amount to the applicable jurisdiction.  Our accounting policy is to exclude the tax collected and remitted to the various taxing jurisdictions from revenue and cost of sales.

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

Goodwill. Goodwill represents the excess of the cost for the United and Turnbull acquisitions over the net of the amounts assigned to the assets acquired and liabilities assumed. We account for our goodwill in accordance with generally accepted accounting standards, which requires us to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The goodwill balance of $2,757,036 at March 31, 2011, is related to our acquisitions of Turnbull in 2009 for $2,681,925 and United in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

We tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. No evaluation was necessary at March 31, 2011, as no impairment indicators were prevalent.

Impairment of Long Lived Assets. We adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Monte Carlo Valuation Model. We valued the conversion features in our convertible notes using a Monte Carlo method, with the assistance of a valuation consultant. The Monte Carlo model for valuating financial derivatives relies on simulating the possible behavior of a stock price many times, with the results of each simulation varying based on a stochastic model. The various results are then combined through averaging or another method to estimate the value of the stock (and, derivatively, the stock option). In general, the more random simulations computed, and the more complex the model will be and subsequently the more accurate the estimate will be.

Stock Based Compensation. Beginning January 1, 2006, we adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

We from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of March 31, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

We utilize various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  We review our warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At March 31, 2011, we had convertible notes valued at $948,942 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.  Our only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  We classify the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 35% to 215% and a risk-free interest rate ranging from 0.59% to 1.02%, we determined the fair value of the derivative liability to be $806,076 as of March 31, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539
Derivative Liabilities	806,076	-	-	806,076	806,076
Total at 03/31/11	806,076	-	-	806,076	806,076

There were no instruments valued at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

Recently Issued Accounting Standards. In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This guidance will be applied as necessary during the 2011 fiscal year when evaluating goodwill for impairment.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011.  We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

Our management, including the Chief Executive Officer / Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies were noted during our annual audit for the year ended December 31, 2011 and still exist at March 31, 2011:

1.
As of March 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings and, to our knowledge, no action, suit or proceeding has been threatened against us. There are no material proceedings to which any of our directors, officers, or subsidiaries are parties to that are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors”, of Annual Report on Form 10-K we filed with the Securities and Exchange Commission on April 19, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between January 4, 2011 and February 1, 2011, all outstanding principal and interest owed with respect to $184,800 of convertible notes was converted by the Company into an aggregate 110,225,767 shares of the Company’s Common Stock (the “Common Stock”), at an average conversion price of $0.002 per share.

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

Between February 17, 2011 and May 14, 2011, the Company accepted an aggregate of $270,000 in exchange for the Notes to twelve accredited investors. At the market price, when purchased, the Notes would convert into 154,606,601 shares of common stock.

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

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	May 20, 2011	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)