Form 10-K/A
period 2010-12-31
United States Oil & Gas Corp
filed 2011-06-03
CIK 1439154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

EXPLANATORY NOTE

On April 19, 2011, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission and indicated that it would be incorporating portions of its Proxy Statement for the 2011 Annual Meeting of Stockholders.  On May 2, 2011, the Registrant, on Form 10-K/A as Amendment No. 1, amended such Annual Report on Form 10-K solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report was thereby amended to delete that reference.  Except as discussed above, no other revisions were made to such Annual Report on Form 10-K and the Amendment No. 1 did not reflect events occurring after the filing of such Annual Report on Form 10-K. This Amendment No. 2 on Form 10-K/A amends such Annual Report on Form 10-K solely to correct typographical errors on the Registrant’s December 31, 2010 financial statements filed within the Form 10-K. These errors were on the Total Current Liabilities on the December 31, 2010 Balance Sheet and General and Administrative expenses on the year ended December 31, 2010 Statement of Operations. There was no impact to total liabilities or total net loss resulting from these corrections. This amendment does not reflect events occurring after the filing of such Annual Report on Form 10-K.

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

On a consolidated basis, current assets on the balance sheet as of December 31, 2010 were $2.4 million against current liabilities of $3.7 million. A large component of the current liabilities is an $811,000 liability for derivatives. This is a non-cash liability based on the expected loss on conversion of convertible debt into stock. The note to Jeff Turnbull for the acquisition of Turnbull was amended in December 2010 to extend the maturity date to December 31, 2012 and increase the principal amount owed under the note from the original amount of $3,750,000 to $4,000,000. The amount was reduced in July and August 2010 when Mr. Turnbull converted an aggregate of $250,000 of the debt into common stock. The United acquisition includes a note payable for $500,000 that is due by December 31, 2011. There is also a note payable to investor for $750,000 that was due on April 15, 2011 but has subsequently been extended to December 31, 2011.

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

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

	2010	2009
Liquidity and Working Capital Performance Measures
Ratio of current assets to current liabilities	0.65	0.42
Ratio of total assets to total liabilities	.91	0.88
Working capital (current assets minus current liabilities)	$(1,286,000)	$(3,316,000)
Net cash provided by (used in):
Operating activities	$(588,000)	$(1,021,000)
Investing activities	(157,000)	(518,000)
Financing activities	412,000	1,551,000
Earnings before taxes, interest, depreciation/amort. (EBITDA)	$(216,080)	$(285,893)

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2011

United States Oil and Gas Corp
Consolidated Balance Sheets

	December 31,
	2010	2009
		Restated, see Note 3
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,007	$337,350
Restricted Cash	286,376
Accounts receivable – trade, net	1,694,592	1,359,698
Note receivable	-	350,000
Inventory	421,468	194,093
Prepaid Expenses	26,193	38,281
Deferred tax asset	-	102,000
Other current assets	450
Total Current Assets	2,433,086	2,381,422
Property and equipment, net	953,532	452,370
Other Assets:
Deposits	1,490	171,490
Intangible Assets, net	706,239	1,046
Goodwill	2,757,036	2,681,925
Total Other Assets	3,464,765	2,854,461
Total Assets	$6,851,383	$5,688,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes Payable – Current	47,811	3,750,000
Related Party Notes Payable – Current	626,300	-
Common Stock Payable – Related Party	150,000
Convertible Notes Payable	809,960	187,599
Deferred Revenue	34,489
Derivative Liability	810,539	861,550
Accounts Payable	913,473	599,491
Accrued Expenses	119,660	65,395
Lines of Credit	160,076	-
Interest Payable	47,210	38,126
Taxes Payable	-	194,509
Total Current Liabilities	3,719,518	5,696,670
Deferred Tax Liability	-	-
Notes Payable – Long Term	39,781	750,000
Convertible Notes Payable – Long Term	49,642	-
Related Party Notes Payable – Long Term	3,754,803	-
Total Liabilities	7,563,744	6,446,670
Stockholders’ Equity (Deficit)
Common Stock, .000003 par value, 5,000,000,000 shares authorized,
1,590,690,900 and 998,677,620 outstanding at Dec. 31, 2010 and 2009	4,771	2,996
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

United States Oil and Gas Corp
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
		Restated, see Note 3
SALES, net	$24,684,110	$9,354,435
Cost of Goods Sold	(22,986,269)	(8,358,340)
Gross Profit	1,697,841	996,095
Operating Expenses:
Salaries and Benefits	693,995	296,318
Consultant Fees	35,585	360,022
Service and Prospecting Fees	93,027	346,628
Travel and Entertainment	13,059	10,100
Professional Fees	198,652	177,696
General and Administrative	307,844	45,495
Repairs and Maintenance	156,616	34,264
Depreciation	85,623	75,219
Amortization	78,804	269
Bad Debt Expense	163,288	260,626
Other Operating Expense	67,308	108,856
Total Operating Expenses	1,893,801	1,715,493
Income (loss) from Operations	(195,960)	(719,398)
Non-Operating Income (expense):
Interest Income	16,029	34,966
Interest Expense	(140,120)	(154,208)
Accretion Expense on Convertible Notes	(170,074)	(703,767)
Gain on Conversion of Debt	1,386	72,383
Gain on Derivative Liability	176,711
Loss on Conversion of Debt	(580,000)
Finance Fee	(250,000)
Other Income (loss)	22,442
Recovery of bad debt	20,820	285,634
Total Non-Operating Income, net	(902,806)	(464,992)
Income (loss) Before Income Taxes	(1,098,766)	(1,184,390)
Income Tax Expense (benefit)	174,029	287,035
NET LOSS	$(1,272,795)	$(1,471,425)

Earnings Per Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding basic and diluted	1,261,983,919	1,092,648,575

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
		Restated, see Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,272,795)	(1,471,425)
Adjustments to reconcile net loss to net cash
used for operating activities:
Change in fair value of derivative liabilities	(176,711)	(72,383)
Loss on conversion of debt	580,000	-
Gain on settlement of convertible debt outside of terms	(1,386)	-
Amortization of discount on debt	170,074	703,767
Fee to extend note's maturity	250,000	-
Interest income on escrow holding	(20)	-
Bad debt expense	163,288	-
Depreciation expense	227,658	78,246
Amortization expense	78,804	269
Changes in operating assets and liabilities:
Accounts receivable	(498,182)	(632,417)
Inventory	(47,455)	(31,993)
Prepaid expenses and other current assets	13,128	(30,281)
Other assets	100,513	(53,969)
Restricted cash	(136,356)	-
Accounts payable	24,762	403,279
Accrued expenses	(98,294)	86,351
Deferred revenue	34,489
CASH USED FOR OPERATING ACTIVITIES	(588,483)	(1,020,556)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(156,740)	(92,873)
Cash paid for acquisition of subsidiaries	-	(424,751)
CASH USED FOR INVESTING ACTIVITIES	(156,740)	(517,624)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	125,000	380,696
Borrowings on lines of credit	160,076	-
Borrowings on convertible debt	219,900	1,170,400
Principal payments on related party debt	(47,472)	-
Principal payments on debt	(45,624)	-
CASH PROVIDED BY FINANCING ACTIVITIES	411,880	1,551,096
NET CHANGE IN CASH	(333,343)	12,916
CASH AT BEGINNING OF YEAR	337,350	324,834
CASH AT YEAR END	$4,007	$337,350

NON-CASH TRANSACTIONS
Acquisition of United	1,614,390	-
Conversion of debt	250,000	-
Conversion of preferred stock	51	-
Conversion of convertible debt to common stock	287,126	-
Settlement of derivative liabilities	76,725	2,635
Derivative on convertible notes issued	202,425	939,203
Restricted cash received to be remitted to Jeff Turnbull	150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2008			$39,477,144	$3,948	$1,763,839	(1,438,110)	$329,677
Sale of cvt. preferred shares, Series A	131,041	131			121,916		122,047
Series A Shares converted to common shares	(4,778)	(5)	5,973	1	4
Sale of common shares			470,154	47	248,602		248,649
30 to 1 forward stock split (change in par value
from $.0001 per share to $.000003 per share)			1,158,644,859
Convert par value of common shares from .0001 to .000003				(1,000)	1,000
Notes converted to common shares			79,490		10,000		10,000
Retirement of founder shares			(200,000,000)
Settlement of derivative instruments					2,635		2,635
Net Loss						(1,471,425)	(1,471,425)
Balance at December 31, 2009 as restated, see Note 3	126,263	126	998,677,620	2,996	2,147,996	(2,909,535)	(758,417)
Sale of common shares, net issuance costs			12,878,787	38	124,962		125,000
Debt converted to common shares			500,000,000	1,500	828,500		830,000
Settlement of derivative instruments					76,725		76,725
Preferred shares converted to common shares	(10,625)	(10)	16,991,473	51	(41)		-
Convertible notes converted to common shares			62,143,020	186	286,940		287,126
Net Loss						(1,272,795)	(1,272,795)
Balance at December 31, 2010	115,638	$116	1,590,690,900	$4,771	$3,465,082	$(4,182,330)	$(712,361)

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of United States Oil and Gas Corp and its subsidiaries that are included in Part II, Item 8:

(b)	Exhibits

2.1*	Securities Purchase Agreement by and between Registrant and Jeff Turnbull dated May 15, 2009
2.2*	Securities Purchase Agreement by and among the Registrant, Debbie Werner and United Oil & Gas, Inc. dated January 1, 2010
2.3*	Asset Purchase Agreement by and among the Registrant, United Oil & Gas, Inc. Mike Werner and Debbie Werner dated January 1, 2010
3.1*	Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Specimen Stock Certificate of United States Oil and Gas Corp
4.2+	Specimen Series A Convertible Preferred Stock Certificate
10.1*	Employment Agreement by and between Registrant and Jeff Turnbull dated May 15, 2009
10.2*	Employment Agreement by and between Registrant and Mike Werner dated January 1, 2010
10.3*	Employment Agreement by and between Registrant and Alex Tawse dated January 5, 2010
10.4*	Promissory Note by and among Registrant and Jeff Turnbull dated May 15, 2009
10.5*	Amendment to Promissory Note by and among Registrant and Jeff Turnbull dated March 3, 2010
10.6#	Share Sales Agreement by and between Worth Systems and Registrant dated May 9, 2008
10.7#	Share Sales Agreement by and between William B. Barnett and Registrant dated May 25, 2007
10.8#	Service Agreement by and between Registrant and Talinum LLC dated May 1, 2010
10.9#	Employment Leasing Agreement by and between Registrant and HR Management Systems, Inc. dated May 1, 2010
10.10+	Form of Convertible Promissory Note issued by the Registrant to various lenders
10.11+	Convertible Promissory Note by and among Registrant and J.B. Trentelman dated April 9, 2009
14.1++	Code of Ethics and Corporate Conduct
21.1*	Subsidiaries of the Registrant.
24.1	Power of Attorney (included on signature page to this Form 10-K).
31.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as Exhibit to the Company’s Registration Statement on Form 10 dated May 3, 2010 and incorporated herein by reference
# Filed as Exhibit to the Company’s Registration Statement Amendment 1 on Form 10 dated June 28, 2010 and incorporated herein by reference
+ Filed as Exhibit to the Company’s Registration Statement Amendment 3 on Form 10 dated October 4, 2010 and incorporated herein by reference
++ Filed as Exhibit on Amendment No. 1 to Registrant’s Annual Report on Form 10-K on May 2, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES OIL AND GAS CORP

/s/ Alex Tawse
Date:	June 3, 2011	By:	Alex Tawse
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Tawse	Chief Executive Officer and Chief Financial Officer	June 3, 2011
Alex Tawse	(Principal Executive and Principal Financial Officer)

*	Director	June 3, 2011
David Lindemann

*	Director	June 3, 2011
Michael Taylor

*By Power of Attorney