Form 10-Q
period 2011-06-30
United States Oil & Gas Corp
filed 2011-08-15
CIK 1439154

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

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 2,337,209,521 shares of the issuer’s common stock, $0.000003 par value, outstanding.

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

Please see Part I, Item 1A—“Risk Factors” of our Annual Report on Form 10-K, as well as Part II, Item IA—“Risk Factors” of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

i

Item 1. Financial Statements

UNITED STATES OIL AND GAS CORP
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,578	$4,007
Restricted Cash	585,293	286,376
Accounts receivable – trade, net	2,092,927	1,694,592
Inventory	394,440	421,468
Prepaid Expenses	22,122	26,193
Other current assets	2,572	450
Total Current Assets	3,139,932	2,433,086
Property and equipment, net	884,836	953,532
Other Assets:
Deposits	-	1,490
Intangible Assets, net	666,837	706,239
Goodwill	2,757,036	2,757,036
Total Other Assets	3,423,873	3,464,765
Total Assets	$7,448,641	$6,851,383
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes Payable – Current	41,423	47,811
Related Party Notes Payable – Current	516,427	626,300
Common Stock Payable – Related Party	-	150,000
Convertible Notes Payable, net of discount	676,251	809,960
Deferred Revenue	-	34,489
Derivative Liability	644,200	810,539
Accounts Payable	1,192,287	913,473
Accrued Expenses	139,794	119,660
Lines of Credit	293,333	160,076
Interest Payable	94,320	47,210
Total Current Liabilities	3,598,035	3,719,518
Notes Payable – Long Term	21,619	39,781
Convertible Notes Payable – Long Term, net of discount	275,112	49,642
Related Party Notes Payable – Long Term	3,450,000	3,754,803
Total Liabilities	7,344,766	7,563,744
Stockholders’ Earnings (Deficit)
Common Stock, .000003 par value, 5,000,000,000 shares authorized, 2,337,209,521 and 1,590,690,900 outstanding at June 30, 2011 and December 31, 2010, respectively	7,012	4,771
Preferred Stock, .001 par value, 10,000,000 shares authorized, 54,163 and 115,638 issued and outstanding at June 30, 2011 and December 31, 2010, respectively pari passu or senior to any new preferred shares, convertible to common at 80% of market price, callable by the Company any time at $6 per share, dividends shall not accrue unless declared, $5 per share liquidation preference	54	116
Additional Paid In Capital	5,479,334	3,465,082
Retained Deficit	(5,382,525)	(4,182,330)
Total Stockholders’ Equity (deficit)	103,875	(712,361)
Total Liabilities and Stockholders’ Equity (deficit)	$7,448,641	$6,851,383

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Restated, see Note 3		Restated, see Note 3
SALES, net	$8,672,364	$5,970,172	$15,739,851	$11,365,619
Cost of Goods Sold	8,271,072	5,481,670	14,797,790	10,541,740
Gross Profit	401,292	488,502	942,061	823,879
Operating Expenses:
Salaries and Benefits	277,405	149,239	532,578	247,809
Consultant Fees	16,000	9,325	37,000	38,589
Service and Prospecting Fees	20,485	21,025	50,433	28,525
Travel and Entertainment	4,082	4,312	8,549	49,760
Professional Fees	31,418	62,856	88,659	64,978
General and Administrative	67,160	48,601	160,204	176,092
Repairs and Maintenance	74,278	46,764	124,922	76,335
Depreciation	18,160	18,983	36,249	37,174
Amortization	19,701	19,700	39,402	40,177
Change in A/R provision	(28,691)	(633)	128,999	168,512
Other Operating Expense	-	26,357	1,235	44,864
Total Operating Expenses	499,998	406,529	1,208,230	972,815
Income (Loss) from Operations	(98,706)	81,973	(266,169)	(148,936)
Non-Operating Income (expense):
Interest Income	26,366	28,499	54,854	52,928
Interest Expense	(47,515)	(17,334)	(94,451)	(61,501)
Accretion Expense on Cvt. Notes	(84,628)	(14,624)	(308,917)	(81,990)
Loss on Conversion of Debt	(344,877)	-	(481,080)	-
Gain (loss) on Derivative Liability	(118,825)	41,965	(108,309)	4,547
Finance Fee	-	-	(5,000)	(250,000)
Other Income (loss)	7,068	(1,092)	13,071	(4,592)
Total Non-Op. Inc.(expense), net	(562,411)	37,414	(929,832)	(340,608)
Income (Loss) Before Income Taxes	(661,117)	119,387	(1,196,001)	(489,544)
Income Tax Expense (benefit)	(4,194)	(102,969)	(4,194)	(132,914)
NET INCOME (LOSS)	$(665,311)	$16,418	$(1,200,195)	$(622,458)

Earnings Per Share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Wtd. avg. shares outstanding basic	2,286,892,530	1,029,378,400	2,049,148,449	1,028,695,164
Wtd. avg. shares outstanding diluted	2,286,892,530	1,372,145,492	2,049,148,449	1,028,695,164

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
		Restated, see Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,200,195)	$(622,458)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on conversion of debt	481,080	-
Amortization of discount on debt	308,917	81,990
Amortization of deferred financing costs	5,000	-
Fee to extend note's maturity	-	250,000
Shares issued for services	25,000	-
Gain/Loss on derivative liabilities	108,309	(4,547)
Change in accts. receivable provision	141,919	169,145
Depreciation expense	108,908	107,174
Amortization of intangibles	39,402	40,177
Gain on preferred stock received	(62)	-
Changes in operating assets and liabilities:
Accounts receivable	(540,254)	(254,519)
Inventory	27,028	(42,085)
Other current assets	(295,478)	64,624
Accounts payable	430,028	75,499
Accrued expenses	76,259	40,394
Deferred revenue	(34,489)	102,970
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(318,628)	8,364
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(41,832)	(14,117)
CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(41,832)	(14,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	125,000
Borrowings on convertible debt	410,000	35,000
Financing costs for debt offering	(5,000)	-
Borrowings on letters of credit, net	133,257	-
Interest Expense	-	18,269
Principal payments on debt	(24,550)	(27,244)
Borrowings on related party debt	75,000	-
Principal payments on related party debt	(189,676)	(20,615)
CASH PROVIDED BY FINANCING ACTIVITIES	399,031	130,410
NET INCREASE (DECREASE) IN CASH	38,571	124,657
CASH AT BEGINNING OF YEAR	4,007	337,350
CASH AT PERIOD END	$42,578	$462,007

NON-CASH TRANSACTIONS
Conversion of related party debt	450,000	-
Conversion of convertible debt and accrued interest to common stock	383,815	267,808
Derivative liability from issuance of convertible notes payable (recorded as discount on debt)	251,886	-
Settlement of portion of derivative liability	526,530	18,118
Shares issued for stock payable	150,000	-

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

Deferred Revenue. At June 30, 2011, and December 31, 2010, the Company had $0 and $34,489, respectively, of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company’s deposits are periodically in excess of federally insured limits on a temporary basis. The Company had at June 30, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits. There were no cash equivalents at June 30, 2011 or December 31, 2010.

Cash Restriction. The Company considers $585,293 and $286,376 of cash on hand to be restricted cash at June 30, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.6 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $468,000 and $325,820 at June 30, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended June 30, 2011 includes the cost of delivery driver’s salaries in the amount of $73,464 and depreciation of assets used for the storage and delivery of product to customer in the amount of $58,944. Cost of Goods Sold for the three months ended June 30, 2010 includes the cost of delivery driver’s salaries in the amount of $80,000 and depreciation of assets used for storage and delivery of product to customers in the amount of $35,000.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended June 30, 2011 and June 30, 2010 were approximately $0 and $0, respectively.

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

The goodwill balance of $2,757,036 at June 30, 2011, is related to the Company's acquisitions of Turnbull Oil Inc in 2009 for $2,681,925 and United Oil and Gas in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

The Company tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. No evaluation was necessary at June 30, 2011, as no impairment indicators were prevalent.

Impairment of Long Lived Assets. The Company has adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of June 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At June 30, 2011, the Company had convertible notes valued at $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 98.8% to 109.1% and a risk-free interest rate ranging from 0.45% to 0.81%, the Company determined the fair value of the derivative liability to be $644,200 as of June 30, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539
Derivative Liabilities	644,200	-	-	644,200	644,200
Total at 6/30/11:	644,200	-	-	644,200	644,200

There were no instruments valued at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

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

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $5,382,525 as of June 30, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its debt holders, the ability of the Company to obtain necessary equity financing to continue operations and pay down debt and to generate enough operating cash flows to sustain operations in the future.

Note 3.  Restatement of Consolidated Financial Statements for Prior Period

The Company has determined that its previously issued consolidated financial statements for the three and six months ended June 30, 2010 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

A summary of the changes made is listed below. One source of the restatements was the application of the purchase price for the acquisition of United Oil and Gas. Significant adjustments from this were the $357,809 reclassification of purchase price from fixed assets to goodwill.  The second source of restatement was the reclassification of $99,013 of Additional Paid In Capital primarily to Preferred Convertible Shares. Finally, there was a significant restatement of expense due to the improper GAAP accounting for several Derivative Instruments the Company has on its balance sheet. These are Convertible Notes Payable that have a variable conversion feature that is dependent on the price of the stock at the time of conversion. This primarily resulted in a derivative liability of $845,921, a loss on the valuation of the derivative at period end of $37,418, discounts to notes payable of $232,801, and amortization expense of $67,366. All of these adjustments were made to the financial statements for the three months ended March 31, 2010 and were presented in the Form 10-Q for the period ended March 31, 2011. However, there are some additional adjustments related to the derivative liability for the three and six months ended June 30, 2010 that are presented below (see note 15 for more detail).

Consolidated Balance Sheet at June 30, 2010

	Prior	Adjustment	Restated
Property and equipment, net	$1,456,409	$(497,426)	$958,983
Goodwill	3,396,126	(639,091)	2,757,035
Intangible Assets, net	841	744,797	745,638
Total Assets:	7,184,153	(391,720)	6,792,433

Notes Payable – current – total, including $162,000 related Party Note Payable and $227,800 convertible	5,325,381	(150,811)	5,174,570
Derivative Liability	-	803,956	803,956
Total Current Liabilities	6,496,506	653,145	7,149,651
Total Liabilities	7,094,618	653,145	7,747,763
Additional Paid In Capital	2,517,775	55,679	2,573,454
Retained Earnings, including current year loss	(2,431,449)	(1,100,544)	(3,531,993)
Total Stockholders’ Equity (Deficit)	89,535	(1,044,865)	(955,330)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,184,153	$(391,720)	$6,792,433

Consolidated Statement of Operations for the three months ended June 30, 2010

	Prior	Adjustment	Restated
Cost of Goods Sold	$5,366,670	$115,000	$5,481,670
Gross Profit	603,502	(115,000)	488,502
Operating Expenses:
Salaries and Benefits	229,239	(80,000)	149,239
Depreciation	56,629	(37,646)	18,983
Amortization	100	19,600	19,700
Bad Debt Expense	577	(1,210)	(633)
Total Operating Expense	505,785	(99,256)	406,529
Income (loss) from Operations	97,717	(15,744)	81,973
Amortization Expense - Convertible Notes	-	(14,624)	(14,624)
Gain (Loss) on derivative liability	-	41,965	41,965
Bad debt recovery (expense)	1,210	(1,210)	-
Total Non-operating income, net	11,283	26,131	37,414
Income (loss) before income taxes	109,000	10,387	119,387
Net Income (loss)	$6,031	$10,387	$16,418

Consolidated Statement of Operations for the six months ended June 30, 2010

	Prior	Adjustment	Restated
Cost of Goods Sold	$10,311,740	$230,000	$10,541,740
Gross Profit	1,053,879	(230,000)	823,879
Operating Expenses:
Salaries and Benefits	407,809	(160,000)	247,809
Depreciation	113,242	(76,068)	37,174
Amortization	201	39,976	40,177
Bad Debt Expense	2,075	166,437	168,512
Total Operating Expense	1,002,470	(29,655)	972,815
Income (loss) from Operations	51,409	(200,345)	(148,936)
Amortization Expense - Convertible Notes	-	(81,990)	(81,990)
Gain (Loss) on derivative liability	-	4,547	4,547
Bad debt recovery (expense)	3,570	(3,570)	-
Total Non-operating income, net	(259,595)	81,013	(340,608)
Income (loss) before income taxes	(208,186)	(281,358)	(489,544)
Net Income (loss)	$(341,100)	$(281,358)	$(622,458)

Consolidated Statement of Cash Flows for the six months ended June 30, 2010

	Prior	Adjustment	Restated
Net Income	$(341,100)	$(281,358)	$(622,458)
Amortization expense on debt discount	-	81,990	81,990
Gain on derivative liabilities	-	(41,965)	(41,965)
Depreciation expense	113,242	(6,068)	107,174
Amortization of intangibles	201	39,976	40,177

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Accounts receivable	$2,560,666	$2,020,412
Allowance for uncollectible accounts	(467,739)	(325,820)
	$2,092,927	$1,694,592

Note 5.  Property, Plant and Equipment

Property, plant and equipment at cost consisted of the following:

	June 30, 2011	December 31, 2010
Buildings	$286,716	$274,229
Equipment	372,624	550,864
Land	15,273	15,273
Vehicles	899,616	1,078,311
Accumulated depreciation	(689,393)	(965,145)
Net Property, Plant, and Equipment	$884,836	$953,532

Depreciation expense for the six months ended June 30, 2011 and June 30, 2010 totaled $108,908 and $107,174, respectively. Depreciation expense for the three months ended June 30, 2011 and June 30, 2010, totaled $47,632 and $53,983, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2011	December 31, 2010
Trade Name – Basinger	$6,050	$6,050
Trade Name – United	128,000	128,000
Customer List	656,000	656,000
Accumulated amortization	(123,213)	(83,811)
Net Intangible Assets	$666,837	$706,239

Amortization expense for the six months ended June 30, 2011 and June 30, 2010 totaled $39,402 and $39,402, respectively. Amortization expense for the three months ended June 30, 2011 and June 30, 2010, totaled $19,701 and $19,700, respectively. Intangible assets are amortized straight line over an estimated useful life of 10 years.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accrued salaries	$44,466	$30,537
Accrued state fuel tax	89.323	77,244
Miscellaneous accruals	6,005	11,879
	$139,794	$119,660

Note 8. Lines of Credit

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2011, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of June 30, 2011). The line of credit is secured by all accounts receivable, inventory and equipment. As of June 30, 2011 and December 31, 2010, the balance outstanding was $249,583 and $140,000, respectively. The Company also has a $50,000 open line of credit with the State Bank of Bottineau with an interest rate of 6.95%. As of June 30, 2011 and December 31, 2010, the balance outstanding was $43,750 and $20,076, respectively. The debt is due on demand.

Note 9. Debt

Debt consisted of the following:

	June 30, 2011	December 31, 2010
Short term:
Unsecured convertible notes payable with annual interest rate of 5%1	$-	$259,800
Unsecured convertible notes payable with annual interest rate of 10%2	64,954	64,954
Unsecured convertible notes payable with annual interest rate of 8%3	125,000	50,000
Convertible note payable with interest payable quarterly4	650,000	750,000
Long-term:
Unsecured convertible notes payable - annual interest of 10%2	320,000	-
Discount on convertible notes from derivative valuation	(208,591)	(265,152)
Total convertible notes	951,363	859,602
Unsecured related party notes payable5	350,803	631,103
Common Stock payable6	-	150,000
Notes payable on capital equipment7	63,042	87,592
Long term unsecured related party note payable with 5% annual interest8	3,615,624	3,750,000
Total Debt	$4,980,832	$5,478,297

1 Notes bear 5% interest and become due in 2011. No interest payments are required and the note can be converted to common stock by the note holder or the company. The note holder can convert the note into common stock at 50% of the average closing bid price of the Common Stock for the ten days prior to the date of conversion. All notes have been converted to stock as of April 13, 2011. There was no accrued interest expense payable at June 30, 2011.

2 Convertible notes bear 10% interest, payable in stock upon conversion. The note includes a conversion feature whereby the holder can convert the note at any time into common stock at 80% of the average price per share over the last fiscal quarter. There is no accrued interest at June 30, 2011. There was $6,071 of accrued interest payable at June 30, 2011. Notes are due on demand.

3 Convertible notes bear 8% interest, payable in stock upon conversion. The note holder can convert the note after six months into common stock at 45% of the average price per share over the last fiscal quarter. Notes are due from September 30, 2011 to January 25, 2012, and there was $4,497 in accrued interest payable at June 30, 2011.

4 The note bears 8% annual interest that is payable quarterly. The note originally came due on April 9, 2011 but was extended to December 31, 2011. Note may be converted to common stock by note holder. The note holder can convert the note into common stock at 80% of most recent public trading value anytime before note becomes due.  During the second fiscal quarter of 2011, the noteholder sold $100,000 of the note to a third party that converted the debt into 100 million shares of common stock. There was $10,475 of accrued interest at June 30, 2011.

5 Balance primarily consists of note for $500,000 to Debbie Werner of which $340,000 remains due at June 30, 2011. The note is due December 31, 2011 and bears 5% interest. During the second fiscal quarter of 2011, Ms Werner sold $100,000 of the note to a third party that converted the debt into 100 million shares of common stock. There was $34,713 of accrued interest at June 30, 2011. Remaining balance of $10,803 consists of related party debt bearing no interest.

6 Balance consists $150,000 of common stock due to Debbie Werner. The payable was part of the acquisition agreement dated January 1, 2010. Stock was paid in February 2011.

7 Balance consists of four notes payable on capital equipment. The average interest rate is 9%. $41,423 is current and due in 2011. $21,619 is long term and due beyond 2011. There was no accrued interest at June 30, 2011.

8 Balance primarily consists of note to Jeff Turnbull. This note was extended from April 9, 2010 to December 31, 2010 in exchange for increasing balance of the note from $3,750,000 to $4,000,000. The $250,000 increase was booked as finance fee expense in the first quarter of 2010. During the quarter ended September 30, 2010, Jeff Turnbull converted $250,000 of note payable into 500 million shares of common stock. The balance was reduced to $3,750,000 in July, 2010 when Mr. Turnbull converted $250,000 of the debt into 500 million shares of USOG common stock. In the first six months of 2011, Mr. Turnbull sold an additional $300,000 of the debt to third parties who converted the debt into 233 million shares of common stock. In December, 2010, the note term was extended to December 31, 2012. The note earns 2% interest in 2011 and 10% interest in 2012. Note balance at June 30, 2011 was $3,450,000. There was $34,559 of accrued interest at June 30, 2011. The remaining balance of $165,624 at June 30, 2011 is unsecured note payable with zero interest to related party. The amount of imputed interest was immaterial to the financial statements.

Minimum principal payments of debt in subsequent years:

2011	$1,397,804
2012	3,410,000
2013	49,690
2014	11,929
2015	320,000

Interest expense on the notes payable totaled $94,451 for the six months ended June 30, 2011 and $61,501 for the six months ended June 30, 2010. Interest expense on the notes payable totaled $47,515 for the three months ended June 30, 2011, and $28,499 for the three months ended June 30, 2010. Accretion expense for the six months ended June 30, 2011 and the six months ended June 30, 2010 was $308,447 and $81,990, respectively. Accretion expense for the three months ended June 30, 2011, and the three months ended June 30, 2010, was $84,628 and $14,624, respectively.

Note 10. Concentrations

The Company had concentrations with certain customers (receivables in excess of 10% of total) as follows:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Customer A	$282,000	11	$260,121	15
Customer B	-	-	242,779	14

The Company had concentrations in volume of business with certain vendors (purchases in excess of 10% of total) as follows:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Vendor A	$-	-	$3,988,823	18%

The Company had no sales concentrations over 10% during the twelve months ended December 31, 2010 or six months ended June 30, 2011.

Note 11.  Stockholders’ Deficit

The Company’s Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock at a par value of $0.001. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors. At June 30, 2011, 54,163 shares were issued and outstanding.

On May 6, 2011, the Company retired 61,475 shares of preferred stock and recognized a gain of $62. The shares were owned by one shareholder who initially received the shares for services to be performed. The shares were retired in exchange for cancellation of the contract for services that were never delivered.

The Company’s Certificate of Incorporation authorize the issuance of up to 5,000,000,000 shares of common stock at a par value of $0.000003.  At June 30, 2011, 2,337,209,521 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net loss as of June 30, 2011 of (665,311) by the weighted average number of common shares outstanding in the quarter (2,286,892,530). The result was ($0.00).

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

During the six months ended June 30, 2011, convertible debt holders converted $56,027 of convertible notes and accrued interest into 46,677,083 shares of common stock. These notes converted were converted at the holder’s option. No gain or loss was recorded on these conversions as the conversions were within the original contract terms.

During the six months ended June 30, 2011, related party debt holders sold a total of $450,000 of debt to third parties. The third parties then exchanged the debt into convertible notes that were converted to common stock. A total of 373,139,008 common shares were issued upon conversion of these modified notes. The loss on these conversions was $224,000 and is included within the loss of $324,000 for modification and conversion of notes described below.

During the six months ended June 30, 2011, a third party convertible debt holder sold a total of $100,000 of convertible debt to another third party. The recipient of the convertible note then converted the note into common stock. A total of 100,000,000 common shares were issued upon conversion. The convertible note was a part of the derivative liability prior to conversion. The embedded derivative was marked to market upon the settlement date and re-classed to additional paid in capital upon settlement. No gain or loss was recorded on the conversion.

Loss on conversions The Company booked a loss on conversion of $324,000 for the modification and conversion of $550,000 of debt into common stock. The loss was the difference between the reduction of debt and the stock value of the shares issued on the date of conversion for all notes convertible at the Company’s option. All convertible notes convertible at the holder’s option were valued as a part of the derivative liability with an offsetting discount of $113,794 and loss at the modification date. The discount was fully amortized upon conversion of the debt.

The Company also recognized a loss of $157,148 on the conversion of convertible debt of $219,800 and accrued interest of $7,991. These convertible notes were convertible at the Company’s option and therefore not considered to have substantive conversion features. As a result a loss was recorded on the conversion dates based on the difference between the fair value of the shares issued and the value of the liability converted.

Note 12. Related Party Transactions and Commitments

The Company has entered into various agreements with certain shareholders and related parties. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements for the six months ended June 30, 2011 and June 30, 2010 totaled $72,000 and $141,031, respectively.  These related party payments included:

Contract	Related Party	Monthly Amount	June 30, 2011	June 30, 2010
The Company entered into a contractual agreement for the procurement of human resources. The contract was terminated at Sep. 30, 2010	HR Management Systems is a related party of the Company with Alex Tawse, President and Shareholder of both entities	No current commitment	$-	$47,750
The Company has entered into a contract with its President for services	Alex Tawse, President and Shareholder	Currently $12,000 per month	72,000	60,000
The Company has paid Jeff Turnbull for prepaid interest on Note Payable	Jeff Turnbull is an officer of Turnbull Oil but is not an affiliate of the Company		-	38,281
			$72,000	$141,031

Note 13.  Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. The Company made contributions for the three months ended June 30, 2011 and June 30, 2010 of $3,151 and $1,629, respectively.

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

Impairment of goodwill is evaluated annually. There was no impairment for the twelve months ended December 31, 2010. The Company noted no impairment indicators during the three and six months ended June 30, 2011. The intangible assets included the fair value of trade name, customer relationships, residual goodwill, and non-compete. The useful lives of the acquired intangibles are as follows:

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

Note 15. Derivative Liability

At June 30, 2011, the Company had convertible notes with a face value of $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2011:

Derivative liability at December 31, 2010	$810,539
Derivative liability from issuance of convertible notes payable (recorded as discount on debt)	251,886
Derivative liability from issuance of convertible notes payable (recorded as loss)	44,940
Gain on derivative liability	63,365
Settlement of portion of derivative liability	(526,530)
Derivative liability at June 30, 2011	$644,200

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2011 and December 31, 2010:

Derivative Liabilities	June 30, 2011	December 31, 2010
Embedded conversion feature	$383,974	$256,749
Other derivative instruments	260,226	553,790
Totals	$644,200	$810,539

The fair values of certain other derivative financial instruments (tainted equity) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Note 16. Subsequent Events

On August 4, the Company filed a Definitive Proxy Statement on schedule 14A with the SEC giving shareholders notice of the 2011 Annual Meeting to be held on August 31, 2011 and vote to elect three board members, to approve an amendment to the Company’s Certificate of Incorporation to effectuate a reverse split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-1,000 and reduce the authorized number of shares of Common Stock from five billion (5,000,000,000) to twenty million (20,000,000), and to ratify the appointment of the independent registered public accounting firm for the year ending December 31, 2011. Proxy has not yet been ratified.

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

Executive Summary

United States Oil and Gas Corp, referred to as “USOG,” “we,” “our” or “us”, was founded in 1988. Headquartered in Austin, Texas, we identify and attempt to acquire domestic oil and gas service companies that market and distribute refined fuels, distillates (which are liquid petroleum products that are burned in a furnace or boiler for the generation of heat or used in an engine for the generation of power) and propane to retail and wholesale customers and oversee the operations of the businesses we acquire. Our acquisition targets are small to mid-sized family-run companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. Oil and gas service companies typically purchase bulk fuel and propane from regional suppliers, then store, sell, and deliver the fuel and propane to local businesses, drillers, farms, wholesalers, and individuals. We intend to improve operational efficiencies through the application of executive level expertise and hope to gain additional advantages by realizing synergies among the acquired companies.

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

We acquired Turnbull, located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, Kansas, on May 15, 2009. We made our second acquisition, United, located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in the quarter. In the short-term we intend to continue to integrate these acquisitions and improve operating results by leveraging internal growth opportunities. We have a medium to long -term focus of acquiring additional oil and gas service companies and expanding within the oil and gas service sector. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009-2010. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

Going forward, our primary emphasis will be a consolidation on a tax basis of both of our subsidiaries; leveraging internal growth opportunities and continuing to reduce debt.

Results of Operations
	Three Months Ended June 30,
Sales by Subsidiary ($000’s)	2011		2010		Change
	$	%	$	%	$	%

Turnbull	6,980	80%	4,375	73%	2,605	60%
United	1,692	20%	1,595	27%	97	6%
Total	8,672	100%	5,970	100%	2,702	45%

Net Sales. For the quarter ended June 30, 2011, total net sales were $8.7 million. Turnbull provided 80% of sales compared to 20% from United. Sales for the quarter ended June 30, 2011 compare to $6.0 million of sales for the quarter ended June 30, 2010. The percentage of sales for United dropped by 7% in 2011 compared to the three months ended June 30, 2010, primarily due to heavy rain and flooding in North Dakota that caused a significant drop in fuel sales to farmers. The overall sales increase of 45% in 2011 is primarily attributable to significant price increase in fuel and propane in April, 2011.

	Six Months Ended June 30,
Sales by Subsidiary ($000’s)	2011		2010		Change
	$	%	$	%	$	%

Turnbull	12,297	78%	8,090	71%	4,207	52%
United	3,443	22%	3,276	29%	167	5%
Total	15,740	100%	11,366	100%	4,374	38%

Net Sales. For the six months ended June 30, 2011, total net sales were $15.7 million compared to $11.4 million for the same period in 2010. Turnbull provided 78% of sales compared to 22% from United. The percentage of sales for United dropped by 7% in 2011 compared to the six months ended June 30, 2010, primarily due to heavy rain and flooding in North Dakota that caused a significant drop in fuel sales to farmers. The overall sales increase of $4.4 million (38%) is primarily attributable to price increase in fuel and propane in April, 2011.

The overall economy appears to be improving at a very slow rate, and we anticipate flat sales volume for the remainder of 2011 at both Turnbull and United. The increase in oil and gas prices in the first and second quarter of 2011 had a positive impact on sales but it did not materially affect volume. At United we expect improved sales volume over the first half of 2011 due in part to the planned opening of a second retail store and gas station late in 2011 and continued growth in the propane business due to increase in economic activity in the area. This is in large part due to increased oil drilling within the area covered by the Bakken Formation. In addition, we expect flood conditions to improve.

	Three Months Ended June 30,
Operating Expenses by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	152	30%	155	38%	(3)	(2)%
Turnbull	210	42%	112	28%	98	88%
United	138	28%	140	34%	(2)	(1)%
Total	500	100%	407	100%	93	23%

Operating expenses. Operating expenses increased by $91,000, or 23%, for the quarter ended June 30, 2011 compared to the same period in 2010. Corporate overhead costs and operating costs at United remained fairly constant. The overall increase is attributable to salary and benefit costs as well repair and maintenance costs at Turnbull. Total increase in these totaled $91,000 and $20,000, respectively, for the three months ended June 30, 2011, over the three months ended June 30, 2010. The salary increase was implemented on January 1, 2011, so the impact will affect the entire year’s comparative figures.

	Six Months Ended June 30,
Operating Expenses by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	352	29%	315	32%	37	12%
Turnbull	571	47%	407	42%	164	40%
United	285	24%	251	26%	34	14%
Total	1,208	100%	973	100%	235	24%

Operating expenses. Operating expenses increased by $235,000 or 24%, for the six months ended June 30, 2011 compared to the same period in 2010. Corporate overhead costs increased by $37,000 (12%) for the six months ended June 30, 2011 compared to the same period in 2010. This is primarily the result of increased legal and audit fees (professional fees) that were incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934 in July 2010. Turnbull operating costs increased by $164,000 (40%) from an increase in salaries due to an additional driver and an increase in repair and maintenance expense from preventative maintenance costs to existing equipment. United operating expenses increased by $34,000 (14%). The increase was partly attributed to slightly higher salary costs and increased repair and maintenance expense on existing equipment, and from additional expense for prepaid improvements at the second convenience store location. These increases occurred during the first quarter of 2011.

We anticipate consistent operating expenses for the second half of 2011 at the Corporate level and at Turnbull. At United we anticipate additional costs from planned opening of a second retail convenience store and gas station towards the end of 2011.

	Three Months Ended June 30,
Operating Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(152)	154%	(155)	(189)%	3	(2)%
Turnbull	151	(153)%	236	288%	(85)	(36)%
United	(98)	99%	1	1%	(99)	(9,900)%
Total	(99)	100%	82	100%	(181)	(259)%

Operating Income/(Loss). For the three months ended June 30, 2011, operating loss was $99,000, compared to a profit of $82,000 for the same period in 2010. This is due in part to the increase in corporate operating costs, as described above. However, the lower sales volume at United is also a significant factor. Turnbull provided operating income for the three months ended June 30, 2011 of $151,000 compared to a profit of $236,000 for the same period in 2010. The reduction is due to the increase in operating costs described above. For the three months ended June 30, 2011, United sustained an operating loss of $98,000 compared to operating profit of $1,000 for the same period in 2010. The difference is primarily attributable to the decrease in fuel sales due to heavy rains and flooding in North Dakota.

	Six Months Ended June 30,
Operating Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(353)	133%	(316)	212%	(37)	12%
Turnbull	226	(85)%	116	(78)%	110	95%
United	(139)	52%	51	(34)%	(190)	(373)%
Total	(266)	100%	(149)	100%	(117)	79%

Operating Income/(Loss). For the six months ended June 30, 2011, operating loss was $266,000 compared to a loss of $149,000 for the same period in 2010. Corporate operating costs increased by $37,000 (12%) due to the increase in legal and audit fees described above. Turnbull provided operating income for the six months ended June 30, 2011, of $226,000 compared to a profit of $116,000 for the same period in 2010. The 2010 operating income at Turnbull included a $170,000 expense for reserve against accounts receivable. This, in addition to the additional expense operating costs described above, accounts for the difference between 2011 and 2010. For the six months ended June 30, 2011, United sustained an operating loss of $139,000 compared to operating profit of $51,000 for the same period in 2010. This is due to increased operating cost described above in addition to slightly lower gross margins due to increased competition in the local market created by the increase in fuel prices during the first calendar quarter of 2011 and the drop in sales during the second fiscal quarter of 2011 due to heavy rain and flooding.

	Three Months Ended June 30,
Net Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(742)	112%	(144)	(900)%	(598)	415%
Turnbull	170	(26)%	163	1,019%	7	4%
United	(93)	14%	(3)	(19%	(90)	3,000%
Total	(665)	100%	16	100%	(681)	(4,256)%

Net Income/(Loss). For the three months ended June 30, 2011, Net Loss was $665,000, compared to net income of $16,000 for the same period in 2010. $212,000 of the total difference of $681,000 is attributable to the reduction in operating income discussed above. The remaining difference is made up of a loss on conversion of debt of $355,000 and loss on derivative liability of $108,000 during the three months ended June 30, 2011. These are non-cash expenses related to the conversion of debt into stock at below market value and the booking of a loss on derivative debt instruments.

	Six Months Ended June 30,
Net Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(1,347)	112%	(702)	113%	(645)	92%
Turnbull	279	(23)%	38	(6)%	241	634%
United	(132)	11%	42	(7)%	(174)	(414)%
Total	(1,200)	100%	(622)	100%	(578)	93%

Net Income/(Loss). For the six months ended June 30, 2011, Net Loss was $1,200,000, compared to a loss of $622,000 over the same period in 2010. In addition to the factors discussed above, the biggest component of the difference was a non-operating expense of $250,000 incurred in 2010 as part of renegotiating the terms of the note payable to Jeff Turnbull. This was offset by accretion expense from derivative instruments of $308,000 for the six months ended June 30, 2011 compared to $82,000 for the same period in 2010 and a net loss from conversion of debt of $480,000 for the six months ended June 30, 2011 compared to $0 for the same period in 2010. Both of these items are non-cash expense items. Additional items are discussed below.

Interest Income/Expense and Other Income/(Loss).  We incurred interest expense of $48,000 for the three months ended June 30, 2011 compared to expense of $17,000 for the same period in 2010. Most of the increase is attributable to interest accruing on our outstanding promissory notes, especially the $3.5 million note to Jeff Turnbull, which did not have interest payable for the three months ended June 30, 2010. For the three months ended June 30, 2011, this was offset by interest income of $26,000, mostly from Turnbull. Interest income for the same period in 2010 was $28,000. Interest expense for the six months ended June 30, 2011 was $55,000 compared to $62,000 for same period in 2010.

Provision for Income Taxes. The tax expense for the three months ended June 30, 2011 was $0 compared to $103,000 for the same period in 2010. The tax expense for the six months ended June 30, 2011 was $0 compared to $133,000 for the same period in 2010. The difference is because as of July 1, 2010 we consolidated with Turnbull on a tax basis as well as financial reporting basis.

Liquidity and Capital Resources

Our cash balance at June 30, 2011 was $43,000 compared to $4,000 at December 31, 2010. An additional $585,000 is held as restricted cash at quarter ended June 30, 2011 because cash balances at subsidiaries are restricted to working capital purposes for each respective subsidiary until the promissory notes issued in connection with such acquisition are paid in full. In the six months ended June 30, 2011, operating activities used $319,000 ($1,200,000 from net loss). Included as a non-cash expense was $148,000 of depreciation and amortization expense and $481,000 expense from the loss on conversion of debt. Other adjustments related primarily to changes in accounts receivable, inventory, and accounts payable. Investing activities utilized $42,000. This balance is for the purchase of equipment at Turnbull subsidiary. Financing activities provided $399,000. Financing activities for the six months ended June 30, 2011 included the reduction of existing debt by $219,000 and the sale of convertible notes in the amount of $410,000.

On a consolidated basis, current assets on the balance sheet as of June 30, 2011 were $3.1 million against current liabilities of $3.6 million. A large component of the current liabilities is a $644,000 liability for derivatives. This is a non-cash liability based on the expected loss on conversion of convertible debt into stock. Long-term debt primarily consists of note payable to Jeff Turnbull that is due on December 31, 2012. The balance on that note at June 30, 2011 was $3.5 million.

Accounts receivable at June 30, 2011 were $2.1 million compared to $1.7 million December 31, 2010. These balances are shown net of allowance for doubtful accounts in the amount of $468,000 and $326,000, respectively. Accounts receivable are from customers of Turnbull, Basinger, and United. Turnbull evaluates accounts receivable annually and writes off accounts considered uncollectible. Turnbull also charges 21% interest on all accounts receivable over 30 days, which historically has covered amounts lost due to uncollectible accounts. A reserve is booked against all accounts that are over 90 days past due. Goodwill of $2.8 million is the result of the Turnbull/Basinger and United acquisitions. The value of the Goodwill is evaluated on an annual basis for impairment and adjusted down if necessary. There was no adjustment made at June 30, 2011.

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

Liquidity and Working Capital Performance Measures	June 30, 2011	December 31, 2010
Ratio of current assets to current liabilities	0.87	0.65
Ratio of total assets to total liabilities	1.01	0.91
Working capital (current assets minus current liabilities)	$(458,000)	$(1,286,000)
Net cash provided by (used in) the six months ended:	June 30, 2011	June 30, 2010
Operating activities	$(319,000)	$8,000
Investing activities	(42,000)	(14,000)
Financing activities	399,000	130,000
Earnings before taxes, interest, depreciation/amortization gain/loss on convertible debt (Modified EBITDA)	$(128,000)	$(291,000)

Balance sheet ratios and working capital improved during the three months ended June 30, 2011 as overall debt was reduced.

We use a modified EBITDA number as a key performance measure. Modified EBITDA is net income adjusted by removing tax expense, interest expense, depreciation and amortization expense, amortization of discount on convertible debt, and gain and loss on the conversion of debt. We feel that this provides an accurate and useful measure of performance because it eliminates non-cash expenses that are largely unrelated to operations. Modified EBITDA is a non-GAAP financial measure. The following presents a reconciliation of our modified EBITDA to Net Income:

	Three months ended June 30,
	2011	2010
Modified EBITDA	$(28,000)	$155,000
Income Tax Expense	-	(103,000)
Net Interest (Income)/Expense	(21,000)	11,000
Depreciation Expense	(48,000)	(54,000)
Amortization Expense	(20,000)	(20,000)
Amortization of discount on convertible debt	(84,000)	(15,000)
Loss on Conversion of Debt	(464,000)	42,000
Net Income:	$(665,000)	$16,000

The modified EBITDA balance for the three months ended June 30, 2011 was a loss of $28,000 compared to a gain of 155,000 for the same period in 2010. The difference is primarily attributable to the variance in operating income/loss which was a loss of $130,000 for the three months ended June 30, 2011 and was a profit of $82,000 for the same period in 2010.

	Six months ended June 30,
	2011	2010
Modified EBITDA	$(128,000)	$(256,000)
Income Tax Expense	-	(133,000)
Net Interest (Income)/Expense	(40,000)	(11,000)
Depreciation Expense	(95,000)	(106,000)
Amortization Expense	(39,000)	(40,000)
Amortization of discount on convertible debt	(309,000)	(81,000)
Loss on Conversion of Debt	(589,000)	5,000
Net Income:	$(1,200,000)	$(622,000)

The modified EBITDA balance for the six months ended June 30, 2011 was a loss of $128,000, a 100% improvement of $128,000 over the same period in 2010. Modified EBITDA includes bad debt expense of $158,000 and $169,000 for the six months ended June 30, 2011 and 2010, respectively. These items were incurred primarily during the first quarter of both years. The 2010 modified EBITDA includes a one-time non-cash fee of $250,000 that was incurred from the renegotiation of Turnbull note payable.

We are pursuing additional cash from the sale of convertible notes to existing shareholders as well as equity financing through investment banks and accredited investors to fund the remaining balance on our outstanding promissory notes.

Off-Balance Sheet Arrangements

As of June 30, 2011 we had no off-balance sheet arrangements.

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

Deferred Revenue. At June 30, 2011 and December 31, 2010, we had $0 and $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. We consider all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  We maintain our cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our deposits are periodically in excess of federally insured limits on a temporary basis. We had at June 30, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits. There were no cash equivalents at June 30, 2011 or December 31, 2010.

Cash Restriction. We consider $585,293 and $286,376 of cash on hand to be restricted cash at June 30, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.6 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $468,000 and $325,820 at June 30, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended June 30, 2011 includes the cost of delivery driver’s salaries in the amount of $73,464 and depreciation of assets used for the storage and delivery of product to customer in the amount of $58,944. Cost of Goods Sold for the three months ended June 30, 2010 includes the cost of delivery driver’s salaries in the amount of $80,000 and depreciation of assets used for storage and delivery of product to customers in the amount of $35,000.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended June 30, 2011 and June 30, 2010 were approximately $0 and $0, respectively.

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

The goodwill balance of $2,757,036 at June 30, 2011, is related to our acquisitions of Turnbull in 2009 for $2,681,925 and United in 2010 for $75,111. The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

We tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. No evaluation was necessary at June 30, 2011, as no impairment indicators were prevalent.

Impairment of Long Lived Assets. We adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

We from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of June 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

We utilize various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  We review our warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At June 30, 2011, we had convertible notes valued at $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.  Our only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  We classify the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 98.8% to 109.1% and a risk-free interest rate ranging from 0.45% to 0.81%, we determined the fair value of the derivative liability to be $644,200 as of June 30, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539
Derivative Liabilities	644,200	-	-	644,200	644,200
Total at 6/30/11:	644,200	-	-	644,200	644,200

There were no instruments valued at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 based on our material weaknesses described below.  We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

Material Weaknesses Previously Disclosed

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The following deficiencies were noted during our annual audit for the year ended December 31, 2010 and still exist at June 30, 2011:

1.
As of June 30, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings and, to our knowledge, no action, suit or proceeding has been threatened against us. There are no material proceedings to which any of our directors, officers, or subsidiaries are parties to that are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

In addition to the risk factors described in Part I, Item 1A, “Risk Factors”, of Annual Report on Form 10-K we filed with the Securities and Exchange Commission on April 19, 2011, we face the following additional risk.

Along with 16 other small issuers as part of a broad regulatory effort focused on microcap stocks, we were subject to a ten day Order of Suspension of Trading ended June 17, 2011.  If the Securities and Exchange Commission (“SEC”) continues to have such concerns our stock price and ability to raise additional capital will be impacted.

On June 7, 2011 we received an Order of Suspension of Trading from the SEC.  The SEC informed us that they had questions concerning the adequacy and accuracy of press releases concerning our operations as well as stock promotion activities.  In response to the Order we conferred with SEC regarding its concerns and conducted a thorough review of our press releases, financial statements and other disclosure documents.

After a review of our historical press releases, we noted that on May 20, 2011, we filed our Quarterly Report for the three month period ended March 31, 2011 on Form 10-Q which included for the first time, restated figures for the period ended March 31, 2010. The Notes to those financial statements detail all the adjustments. The SEC noted that we did not issue a press release specifically addressing the restatement. In sum, Total Assets and Liabilities and Stockholders’ Deficit were reduced by $375,000 to $6.6 million. Net loss increased by $292,000 to $639,000.

We believe we have properly complied with the regulations pertaining to the dissemination of information under our control. However, if the SEC continues to have concerns regarding our public statements and issues a second order suspending trading in our stock, our stock price and ability to raise additional capital will be negatively impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between April 5, 2011 and June 6, 2011, outstanding principal and interest owed with respect to $90,000 of convertible note was converted by us into an aggregate 96,153,846 shares of our Common Stock (the “Common Stock”), at an average conversion price of $0.0021 per share.

On April 7, 2011, outstanding principal owed with respect to $300,000 of notes payable, was purchased by independent third parties via a Wrap Around Agreement then subsequently converted into 300 million shares of our Common Stock. The average conversion price was $0.001 per share.

Between May 6, 2011 and May 16, 2011, we accepted an aggregate of $135,000 in exchange for the Notes to five (5) accredited investors. At the market price, when purchased, the Notes would convert into 93,750,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit	Description
31*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Principal Executive Officer and Principal Financial Officer certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	August 12, 2011	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)