Form 10-Q
period 2011-09-30
United States Oil & Gas Corp
filed 2011-11-18
CIK 1439154

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

For the quarterly period ended September 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of November 11, 2011, there were 2,337,209,521 shares of the issuer’s common stock, $0.000003 par value, outstanding.

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

Item 1. Financial Statements
UNITED STATES OIL AND GAS CORP
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,709	$4,007
Restricted Cash	15,792	181,164
Accounts receivable – trade, net	77,898	93,474
Inventory	156,439	153,407
Prepaid Expenses	9,407	1,247
Other current assets	600	-
Current assets of Discontinued Operations
Cash and cash equivalents	-	-
Restricted Cash	391,164	105,212
Accounts receivable – trade, net	1,895,031	1,601,118
Inventory	302,858	268,061
Prepaid Expenses	36,803	24,946
Other current assets	1,340	450
Total Current Assets	2,898,041	2,433,086

Property and equipment, net	411,109	494,327
Other Assets:
Deposits	-	600
Intangible Assets, net	646,800	705,600
Goodwill	75,111	75,111
Assets of Discontinued Operations
Property and equipment, net	565,061	459,205
Other Assets:
Goodwill	1,760,505	2,681,925
Deposits	-	890
Intangible Assets, net	337	639
Total Other Assets	3,458,923	4,418,297
Total Assets	$6,356,964	$6,851,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes Payable – Current	162,959	47,811
Related Party Notes Payable – Current	519,491	776,300
Common Stock Payable – Related Party	-	150,000
Convertible Notes Payable, net of discount	734,953	809,960
Deferred Revenue	-	34,489
Derivative Liability	660,614	810,539
Accounts Payable	418,634	342,290
Accrued Expenses	85,006	44,452
Interest Payable	139,858	47,210
Current Liabilities of Discontinued Operations
Accounts Payable	615,718	421,184
Accrued Expenses	73,751	75,207
Lines of Credit	229,605	160,076
Total Current Liabilities	3,640,589	3,719,518
Notes Payable – Long Term	35,563	39,781
Convertible Notes Payable – Long Term, net of discount	305,972	49,642
Related Party Notes Payable – Long Term	-	4,803
Liabilities of Discontinued Operations
Related Party Notes Payable – Long Term	3,450,000	3,750,000
Total Liabilities	7,432,124	7,563,744

Stockholders’ Equity (Deficit)
Common Stock, .000003 par value, 5,000,000,000 shares authorized, 2,337,209,521 and 1,590,690,900 outstanding at September 30, 2011 and December 31, 2010, respectively	7,012	4,771
Preferred Stock, .001 par value, 10,000,000 shares authorized, 54,163 and 115,638 issued and outstanding at September 30, 2011 and December 31, 2010, respectively pari passu or senior to any new preferred shares, convertible to common at 80% of market price, callable by the Company any time at $6 per share, dividends shall not accrue unless declared, $5 per share liquidation preference	54	116
Additional Paid In Capital	5,479,334	3,465,082
Retained Deficit	(6,561,560)	(4,182,330)
Total Stockholders’ Equity (deficit)	(1,075,160)	(712,361)
Total Liabilities and Stockholders’ Equity (deficit)	$6,356,964	$6,851,383

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		Restated, see Note 3		Restated, see Note 3
SALES, net	$1,665,448	$1,653,234	$5,108,591	$4,929,315
Cost of Goods Sold	1,642,221	1,515,300	4,940,247	4,498,455
Gross Profit	23,227	137,934	168,344	430,860
Operating Expenses:
Salaries and Benefits	113,261	97,188	404,121	239,207
Consultant Fees	26,000	5,500	63,000	44,089
Service and Prospecting Fees	19,098	21,365	69,531	49,890
Travel and Entertainment	491	2,113	5,776	49,839
Professional Fees	41,362	37,324	118,327	97,731
General and Administrative	67,035	49,628	182,465	167,418
Repairs and Maintenance	2,865	8,623	4,269	26,929
Depreciation	13,155	18,116	38,764	37,406
Amortization	19,600	19,600	58,800	59,576
Change in A/R provision	943	(615)	1,655	615
Other Operating Expense	-	13,898	1,235	58,762
Total Operating Expenses	303,810	272,740	947,943	831,462
Income (Loss) from Operations	(280,583)	(134,806)	(779,599)	(400,602)
Non-Operating Income (expense):
Interest Income	905	-	2,031	20
Interest Expense	(47,440)	(18,271)	(137,443)	(79,525)
Accretion Expense on Convertible Notes	(89,562)	(14,624)	(398,479)	(96,614)
Loss on Conversion of Debt	-	-	(481,082)	-
Gain (loss) on Derivative Liability	(16,410)	92,616	(124,719)	97,163
Finance Fee	-	-	(5,000)	(250,000)
Other Income (loss)	6,103	387	21,193	(2,590)
Total Non-Op. Inc.(expense), net	(146,404)	60,108	(1,123,499)	(331,546)
Income (Loss) Before Income Taxes	(426,987)	(74,698)	(1,903,098)	(732,148)
Income Tax Expense (benefit)	-	-	4,199	273
Net Loss from Continuing Operations	(426,987)	(74,698)	(1,907,297)	(732,421)
Net Income (Loss) from Discontinued Operations	(752,048)	85,199	(471,933)	120,464
NET INCOME (LOSS)	$(1,179,035)	$10,501	$(2,379,230)	$(611,957)

Earnings Per Share:
From Continuing Operations
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From Discontinued Operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00
Net
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Wtd. avg. shares outstanding basic	2,337,209,521	1,279,378,400	2,312,051,026	1,112,711,733
Wtd. avg. shares outstanding diluted	2,337,209,521	1, 491,764,813	2,312,051,026	1,112,711,733

The accompanying notes are an integral part of these consolidated financial statements.

United States Oil and Gas Corp
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
		Restated, see Note 3
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(2,379,230)	$(611,957)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on conversion of debt	481,080	-
Amortization of discount on debt	398,009	96,614
Amortization of deferred financing costs	5,000	-
Fee to extend note's maturity	-	250,000
Shares issued for services	25,000	-
Gain/Loss on derivative liabilities	124,719	(97,163)
Change in accounts receivable provision	123,496	169,145
Depreciation expense	167,424	169,913
Impairment of Goodwill	921,420	-
Loss on fixed asset disposal	14,823	-
Amortization of intangibles	59,103	59,777
Gain on preferred stock received	(62)	-
Changes in operating assets and liabilities:
Accounts receivable	(401,832)	(464,992)
Inventory	(37,828)	(161,197)
Other current assets	(140,597)	31,144
Accounts payable	270,936	319,932
Accrued expenses	140,760	57,443
Deferred revenue/tax	(34,489)	194,784
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(262,268)	13,443
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(204,886)	(83,430)
CASH USED BY INVESTING ACTIVITIES	(204,886)	(83,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	125,000
Borrowings on convertible debt	410,000	100,000
Financing costs for debt offering	(5,000)	-
Borrowings on letters of credit, net	69,529	26,276
Borrowings on debt	150,000	-
Principal payments on debt	(39,062)	(63,403)
Borrowings on related party debt	89,000	-
Principal payments on related party debt	(200,611)	(20,615)
CASH PROVIDED BY FINANCING ACTIVITIES	473,856	167,258
NET INCREASE (DECREASE) IN CASH	6,702	97,271
CASH AT BEGINNING OF YEAR	4,007	337,350
CASH AT PERIOD END	$10,709	$434,621

NON-CASH TRANSACTIONS
Conversion of related party debt	583,815	-
Conversion of convertible debt and accrued interest to common stock	250,000	267,808
Derivative liability from issuance of convertible notes payable (recorded as discount on debt)	251,886	-
Settlement of portion of derivative liability	526,530	18,118
Shares issued for stock payable	150,000	-

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

Turnbull is a corporation organized under the laws of Kansas. Its wholly owned subsidiary, Basinger, Inc., is also a corporation organized under the laws of Kansas. The corporations are bulk distributors of petroleum products from Plainville, Palco, Hill City and Utica, Kansas. Their primary customers are businesses in the agricultural and oil related industries in Kansas. The Company sold Turnbull in October 2011. For a description of this transaction please see Note 16 below.

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

Deferred Revenue. At September 30, 2011, and December 31, 2010, the Company had $0 and $34,489, respectively, of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. The Company considers all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company’s deposits are periodically in excess of federally insured limits on a temporary basis. The Company had at September 30, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits. There were no cash equivalents at September 30, 2011 or December 31, 2010.

Cash Restriction. The Company considers $406,956 and $286,376 of cash on hand to be restricted cash at September 30, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.4 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $434,000 and $325,820 at September 30, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended September 30, 2011 includes the cost of delivery driver’s salaries in the amount of $76,768 and depreciation of assets used for the storage and delivery of product to customer in the amount of $41,480. Cost of Goods Sold for the three months ended September 30, 2010 includes the cost of delivery driver’s salaries in the amount of $33,136 and depreciation of assets used for storage and delivery of product to customers in the amount of $36,018.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $0 and $0, respectively.

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

The goodwill balance of $1,835,616 at September 30, 2011, is related to the Company's acquisitions of Turnbull in 2009 for $2,681,925 and United in 2010 for $75,111 and a valuation allowance on the Turnbull goodwill of $(921,420). The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

The Company tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. The Company sold Turnbull at a loss subsequent to September 30, 2011, which indicated an impairment. As a result, goodwill was impaired for $921,420 to mark the carrying value of Turnbull down to the proceeds received on October 1, 2011.

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

Monte Carlo Valuation Model. The Company valued the conversion features in their convertible notes using a Monte Carlo method, with the assistance of a valuation consultant. The Monte Carlo model for valuing financial derivatives relies on simulating the possible behavior of a stock price many times, with the results of each simulation varying based on a stochastic model. The various results are then combined through averaging or another method to estimate the value of the stock (and, derivatively, the stock option). In general, the more random simulations computed, and the more complex the model will be and subsequently the more accurate the estimate will be.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of September 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At September 30, 2011, the Company had convertible notes valued at $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 98.8% to 109.1% and a risk-free interest rate ranging from 0.45% to 0.81%, the Company determined the fair value of the derivative liability to be $660,614 as of September 30, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539

Derivative Liabilities	660,614	-	-	660,614	660,614
Total at 9/30/11:	660,614	-	-	660,614	660,614

There were no instruments valued at fair value on a non-recurring basis as of December 31, 2010.

The following table summarizes the discontinued assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Total Assets of Discontinued Operations	4,490,193	4,490,193	-	-	4,490,193
Total Liabilities of Discontinued Operations	(2,250,698)	(2,250,698)			(2,250,698)

Goodwill at September 30, 2011	2,681,925	2,681,925			2,681,925
Valuation allowance for goodwill	(921,420)	(921,420)			(921,420)
Fair Value at time of disposition:	4,000,000	4,000,000	-	-	4,000,000

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

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $6,561,560 as of September 30, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its debt holders, the ability of the Company to obtain necessary equity financing to continue operations and pay down debt and to generate enough operating cash flows to sustain operations in the future.

Note 3.  Restatement of Consolidated Financial Statements for Prior Period

The Company has determined that its previously issued consolidated financial statements for the three and nine months ended September 30, 2010 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

A summary of the changes made is listed below. One source of the restatements was the application of the purchase price for the acquisition of United Oil and Gas. Significant adjustments from this were the $357,809 reclassification of purchase price from fixed assets to goodwill.  The second source of restatement was the reclassification of $99,013 of Additional Paid In Capital primarily to Preferred Convertible Shares. Finally, there was a significant restatement of expense due to the improper GAAP accounting for several Derivative Instruments the Company has on its balance sheet. These are Convertible Notes Payable that have a variable conversion feature that is dependent on the price of the stock at the time of conversion. This primarily resulted in a derivative liability of $711,340, a gain on the valuation of the derivative at period end of $97,163, discounts to notes payable of $232,801, and amortization expense of $67,366. All of these adjustments were made to the financial statements for the three months ended March 31, 2010 and were presented in the Form 10-Q for the period ended March 31, 2011. However, there are some additional adjustments related to the derivative liability for the three and nine months ended September 30, 2010 that are presented below (see Note 15 for more detail). Adjustments also include reclassifications for discontinued operations. The discontinued operations adjustments were a part of the adjustments since the Company is required to retroactively adjust the presentation of prior period financial statements for discontinued operations.

Consolidated Balance Sheet at September 30, 2010

	Prior	Adjustment	Restated
Cash and Cash Equivalents	$434,621	$(336,743)	$97,878
Accounts Receivable - net	1,824,690	(1,755,200)	69,490
Inventory	355,290	(199,891)	155,399
Prepaid Expenses	41,595	(36,460)	5,135
Other Current Assets	770	(450)	320
Total Current Assets	2,656,966	(2,328,744)	328,222
Current Assets of discontinued operations	-	2,328,744	2,328,744
Property and equipment, net	1,460,439	(950,465)	509,974
Property and equipment, net of discontinued operations	-	455,685	455,685
Goodwill	3,396,127	(3,321,016)	75,111
Intangible Assets	6,050	777,950	784,000
Accumulated Amortization	(5,311)	(53,492)	(58,803)
Other Long Term Assets	1,490	(890)	600
Other Long Term Assets of discontinued operations	-	2,683,554	2,683,554
Total Other Assets	3,398,356	(2,597,448)	800,908
Total Other Assets of discontinued operations	-	2,683,554	2,683,554
Total Assets:	$7,515,761	$(5,876,657)	$1,639,104
Total Assets of discontinued operations	-	5,467,983	5,467,983
Notes Payable – current	3,768,133	(136,187)	3,631,946
Derivative Liability	-	711,340	711,340
Accounts Payable	919,423	(534,835)	384,588
Accrued Expenses	103,517	(69,096)	34,421
Accrued Taxes Payable	411,538	(411,538)	-
Total Current Liabilities	6,601,952	(440,316)	6,161,636
Total Current Liabilities of discontinued operations	-	1,015,469	1,015,469
Deferred Tax Liability	50,700	(50,700)	-
Total Liabilities	7,226,764	(491,016)	6,735,748
Total Liabilities of discontinued operations	-	1,066,169	1,066,169
Retained Earnings, including current year loss	(2,481,986)	(1,039,507)	(3,521,493)
Additional Paid in Capital	2,766,275	55,679	2,821,954
Total Stockholders’ Equity (Deficit)	288,998	(983,828)	(694,830)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,515,761	$(408,674)	7,107,087

Consolidated Statement of Operations for the three months ended September 30, 2010

	Prior	Adjustment	Restated
SALES, net	$6,363,658	$(4,710,424)	$1,653,234
Cost of Goods Sold	6,363,658	(4,848,358)	1,515,300
Gross Profit	561,129	(423,195)	137,934
Operating Expenses:
Salaries and Benefits	242,920	(145,732)	97,188
Travel and Entertainment	3,666	(1,553)	2,113
Professional Fees	39,820	(2,496)	37,324
General and Administrative	88,950	(39,322)	49,628
Repairs and Maintenance	47,503	(38,880)	8,623
Depreciation	65,283	(47,167)	18,116
Amortization	102	19,498	19,600
Bad Debt Expense	4,526	(5,141)	(615)
Total Operating Expense	533,533	(260,793)	272,740
Income (loss) from Operations	27,596	(162,402)	(134,806)
Interest Income	30,266	(30,266)	-
Accretion Expense - Convertible Notes	-	(14,624)	(14,624)
Gain (Loss) on derivative liability	-	92,616	92,616
Bad debt recovery (expense)	1,300	(1,300)	-
Total Non-operating income, net	13,682	46,426	60,108
Income (loss) before income taxes	41,278	(115,976)	(74,698)
Income Tax Expense (benefit)	91,815	(91,815)	-
Net Loss from Continuing Operations	-	(74,698)	(74,698)
Net Income from Discontinued Operations	-	85,199	85,199
Net Income (loss)	$(50,537)	$61,038	$10,501

Consolidated Statement of Operations for the nine months ended September 30, 2010

	Prior	Adjustment	Restated
SALES, net	$17,729,277	$(12,799,962)	$4,929,315
Cost of Goods Sold	16,114,269	(11,615,814)	4,498,455
Gross Profit	1,615,008	(1,184,148)	430,860
Operating Expenses:
Salaries and Benefits	679,783	(440,576)	239,207
Servicing and Prospecting Fees	86,699	(36,809)	49,890
Travel and Entertainment	9,409	40,430	49,839
Professional Fees	156,530	(58,799)	97,731
General and Administrative	222,063	(54,645)	167,418
Repairs and Maintenance	120,975	(94,046)	26,929
Depreciation	178,525	(141,119)	37,406
Amortization	303	59,273	59,576
Bad Debt Expense	6,601	(5,986)	615
Other Operating Expenses	52,580	6,182	58,762
Total Operating Expense	1,536,003	(704,541)	831,462
Income (loss) from Operations	79,005	(479,607)	(400,602)
Interest Income	83,194	(83,174)	20
Interest Expense	(79,772)	247	(79,525)
Accretion Expense - Convertible Notes	-	(96,614)	(96,614)
Gain (Loss) on derivative liability	-	97,163	97,163
Bad debt recovery (expense)	4,870	(4,870)	-
Other Income (loss)	(4,205)	1,615	(2,590)
Total Non-operating income, net	(245,913)	(85,633)	(331,546)
Income (loss) before income taxes	(166,908)	(565,240)	(732,148)
Income Tax Expense (benefit)	224,729	(224,456)	273
Net Loss from Continuing Operations	-	(723,421)	(723,421)
Net Income from Discontinued Operations	-	120,464	120,464
Net Income (loss)	$(391,637)	$(220,320)	$(611,957)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2010

	Prior	Adjustment	Restated
Net Income	$(391,637)	$(220,320)	$(611,957)
Amortization expense on debt discount	-	(96,614)	(96,614)
Gain on derivative liabilities	-	(97,163)	(97,163)
Depreciation expense	178,525	(8,612)	169,913
Amortization of intangibles	303	59,474	59,777
Change in accounts receivable provision	-	169,145	169,145
Other current assets	340	30,804	31,144
Accrued expenses	39,171	18,272	57,443
Deferred revenue/tax	224,729	(29,945)	194,784
Cash (Used) Provided by Operating Activities	(4,826)	18,269	13,443
Cash paid for purchase of fixed assets	(128,513)	45,083	(83,430)
Assumed subsidiary receivables/acquisitions’ payables	55,083	(55,083)	-
Cash Used by Investing Activities	(73,430)	(10,000)	(83,430)
Borrowings on convertible debt	90,000	10,000	100,000
Imputed interest paid on convertible notes	18,269	(18,269)	-
Cash Provided by Financing Activities	175,527	(8,269)	167,258

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Continuing Operations:
Accounts receivable	$77,898	$93,474
Allowance for uncollectible accounts	-	-
Discontinued Operations:
Accounts receivable	2,329,757	1,926,938
Allowance for uncollectible accounts	(434,726)	(325,820)
	$1,972,929	$1,694,592

Note 5.  Property, Plant and Equipment

Property, plant and equipment at cost consisted of the following:

	September 30, 2011	December 31, 2010
Continuing Operations:
Buildings	$144,153	$145,101
Equipment	297,045	301,181
Land	5,000	5,000
Vehicles	143,803	219,162
Accumulated depreciation	(178,892)	(176,117)
Discontinued Operations:
Buildings	143,822	143,822
Equipment	69,779	75,836
Land	10,273	10,273
Vehicles	897,506	701,968
Accumulated depreciation	(556,319)	(472,694)
Net Property, Plant, and Equipment	$976,170	$953,532

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 totaled $167,424 and $169,913, respectively. Depreciation expense for the three months ended September 30, 2011 and September 30, 2010, totaled $58,516 and $62,637, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2011	December 31, 2010
Continuing Operations:
Trade Name – United	$128,000	$128,000
Customer List	656,000	656,000
Accumulated amortization	(137,200)	(78,400)
Discontinued Operations:
Trade Name – Basinger	6,050	6,050
Accumulated amortization	(5,713)	(5,411)
Net Intangible Assets	$647,137	$706,239

Amortization expense for the nine months ended September 30, 2011 and September 30, 2010 totaled $59,103 and $59,777, respectively. Amortization expense for the three months ended September 30, 2011 and September 30, 2010, totaled $19,700 and $19,702, respectively. Intangible assets are amortized straight line over an estimated useful life of 10 years.

Note 7.  Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Continuing Operations:
Accrued salaries	$68,883	$20,000
Accrued state fuel tax	14,675	16,312
Miscellaneous accruals	1,448	8,140
Discontinued Operations:
Accrued salaries	23,872	10,537
Accrued state fuel tax	45,956	60,931
Miscellaneous accruals	3,923	3,739
	$158,757	$119,659

Note 8. Lines of Credit

The Company has a $750,000 line of credit at Sunflower Bank, maturing December 31, 2011, with an interest rate of 1.3% plus the Wall Street Journal prime rate (3.25% as of September 30, 2011). The line of credit is secured by all accounts receivable, inventory and equipment. As of September 30, 2011 and December 31, 2010, the balance outstanding was $229,605 and $140,000, respectively. The Company also has a $50,000 open line of credit with the State Bank of Bottineau with an interest rate of 6.95%. As of September 30, 2011 and December 31, 2010, the balance outstanding was $0 and $20,076, respectively. The debt is due on demand.

Note 9. Debt

Debt consisted of the following:

	September 30, 2011	December 31, 2010
Short term:
Unsecured convertible notes payable with annual interest rate of 5%1	$-	$259,800
Unsecured convertible notes payable with annual interest rate of 10%2	64,954	64,954
Unsecured convertible notes payable with annual interest rate of 8%3	125,000	50,000
Convertible note payable with interest payable quarterly4	650,000	750,000
Long-term:
Unsecured convertible notes payable - annual interest of 10%2	320,000	-
Discount on convertible notes from derivative valuation	(119,029)	(265,152)
Total convertible notes	1,040,925	859,602
Unsecured related party notes payable5	519,491	631,103
Common Stock payable6	-	150,000
Notes payable on capital equipment7	48,522	87,592
Unsecured note payable8	150,000	-
Discontinued long term unsecured related party note payable with 5% annual interest9	3,450,000	3,750,000
Total Debt	$5,208,938	$5,478,297

1 Notes bear 5% interest and become due in 2011. No interest payments are required and the note can be converted to common stock by the note holder or the company. The note holder can convert the note into common stock at 50% of the average closing bid price of the Common Stock for the ten days prior to the date of conversion. All notes have been converted to stock as of April 13, 2011. There was no accrued interest expense payable at September 30, 2011.

2 Convertible notes bear 10% interest, payable in stock upon conversion. The note includes a conversion feature whereby the holder can convert the note at any time into common stock at 80% of the average price per share over the last fiscal quarter. There is $17,003 in accrued interest payable at September 30, 2011. Notes are due on demand.

3 Convertible notes bear 8% interest, payable in stock upon conversion. The note holder can convert the note after six months into common stock at 45% of the average price per share over the last fiscal quarter. Notes are due from September 30, 2011 to January 25, 2012, and there was $6,963 in accrued interest payable at September 30, 2011.

4 The note bears 8% annual interest that is payable quarterly. The note originally came due on April 9, 2011 but was extended to December 31, 2011. Note may be converted to common stock by note holder. The note holder can convert the note into common stock at 80% of most recent public trading value anytime before note becomes due. There was $23,475 of accrued interest at September 30, 2011.

5 Balance primarily consists of note for $500,000 to Debbie Werner of which $335,000 remains due at September 30, 2011. The note is due December 31, 2011 and bears 5% interest. There was $38,905 of accrued interest at September 30, 2011. Remaining balance of $184,491 consists of related party debt bearing no interest. The amount of imputed interest was immaterial to the financial statements.

6 Balance consists $150,000 of common stock due to Debbie Werner. The payable was part of the acquisition agreement dated January 1, 2010. Stock was paid in February 2011.

7 Balance consists of four notes payable on capital equipment. The average interest rate is 9%. $12,959 is current and due in 2011. $35,563 is long term and due beyond 2011. There was no accrued interest at September 30, 2011.

8 The note bears annual interest rate of 7% and is due on January 15, 2012. Note was signed on August 22, 2011. Accrued interest at September 30, 2011 was $1,093.

9 Balance primarily consists of note to Jeff Turnbull. This note was extended from April 9, 2010 to December 31, 2010 in exchange for increasing balance of the note from $3,750,000 to $4,000,000. The $250,000 increase was booked as finance fee expense in the first quarter of 2010. During the quarter ended September 30, 2010, Jeff Turnbull converted $250,000 of note payable into 500 million shares of common stock. The balance was reduced to $3,750,000 in July, 2010 when Mr. Turnbull converted $250,000 of the debt into 500 million shares of USOG common stock. In the first nine months of 2011, Mr. Turnbull sold an additional $300,000 of the debt to third parties who converted the debt into 233 million shares of common stock. In December, 2010, the note term was extended to December 31, 2012. The note earns 2% interest in 2011 and 10% interest in 2012. Note balance at September 30, 2011 was $3,450,000. There was $51,809 of accrued interest at September 30, 2011.

Minimum principal payments of debt in subsequent years:

2011	$1,472,404
2012	3,450,000
2013	23,434
2014	11,929
2015	95,209

Interest expense on the notes payable totaled $137,443 for the nine months ended September 30, 2011 and $79,772 for the nine months ended September 30, 2010. Interest expense on the notes payable totaled $50,569 for the three months ended September 30, 2011, and $18,271 for the three months ended September 30, 2010. Accretion expense for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $398,479 and $96,614, respectively. Accretion expense for the three months ended September 30, 2011, and the three months ended September 30, 2010, was $89,562 and $14,624, respectively.

Note 10. Concentrations

The Company had concentrations with certain customers (receivables in excess of 10% of total) as follows:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Customer A	$315,137	13	$260,121	15
Customer B	$-	-	$242,779	14

The Company had concentrations in volume of business with certain vendors (purchases in excess of 10% of total) as follows:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Vendor A	$-	-	$3,988,823	18

The Company had no sales concentrations over 10% during the twelve months ended December 31, 2010 or nine months ended September 30, 2011.

Note 11.  Stockholders’ Deficit

The Company’s Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock at a par value of $0.001. The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences are subject to determination by the Board of Directors. At September 30, 2011, 54,163 shares were issued and outstanding.

The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000,000 shares of common stock at a par value of $0.000003.  At September 30, 2011, 2,337,209,521 shares were issued and outstanding.

Earnings Per Share (EPS) was calculated by dividing net loss for the three months ended September 30, 2011 of $(1,179,035) by the weighted average number of common shares outstanding in the quarter which was 2,337,209,521. The result was $(0.00).

On a fully diluted basis, the calculation was the same as all potential stock issuances from convertible notes and preferred shares would have an anti-dilutive effect on earnings per share.

During the three months ended March 31, 2011, the Company issued 60,000,000 shares of common stock to Debbie Werner to pay $150,000 liability from acquisition of United. The Company relieved the stock payable of $150,000 with the issuance and recognized no gain or loss as the value of the shares was equal to $150,000 on the date of grant.

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

Note 12. Related Party Transactions and Commitments

The Company has entered into various agreements with certain shareholders and related parties. Such commitments are expected to be satisfied through cash payments. Cash payments under these agreements for the nine months ended September 30, 2011 and September 30, 2010 totaled $90,000 and $191,031, respectively.  These related party payments included:

			September 30,
Contract	Related Party	Monthly Amount	2011	2010
The Company entered into a contractual agreement for the procurement of human resources. The contract was terminated at September 30, 2010	HR Management Systems is a related party of the Company with Alex Tawse, President and Shareholder of both entities	No current commitment	$-	$62,750
The Company has entered into a contract with its President for services	Alex Tawse, President and Shareholder	Currently $12,000 per month	90,000	90,000
The Company has paid Jeff Turnbull for prepaid interest on Note Payable	Jeff Turnbull is an officer of Turnbull Oil but is not an affiliate of the Company		-	38,281
			$90,000	$191,031

Note 13.  Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for its employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the plan. The Company matches the employees’ contribution with an employer contribution up to 3% of gross salary. The Company made contributions for the three months ended September 30, 2011 and September 30, 2010 of $3,737 and $4,473, respectively.

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

Impairment of goodwill is evaluated annually. There was no impairment for the twelve months ended December 31, 2010. The Company noted no impairment indicators during the three and nine months ended September 30, 2011. The intangible assets included the fair value of trade name, customer relationships, residual goodwill, and non-compete. The useful lives of the acquired intangibles are as follows:

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

Note 15. Derivative Liability

At September 30, 2011, the Company had convertible notes with a face value of $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

The following shows the changes in the derivative liability measured on a recurring basis for the nine months ended September 30, 2011:

Derivative liability at December 31, 2010	$810,539
Derivative liability from convertible notes payable issuance (recorded as discount on debt)	251,886
Derivative liability from convertible notes payable issuance (recorded as loss)	44,940
Gain on derivative liability	79,779
Settlement of portion of derivative liability	(526,530)
Derivative liability at September 30, 2011	$660,614

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2011 and December 31, 2010:

Derivative Liabilities	September 30, 2011	December 31, 2010
Embedded conversion feature	$399,573	$256,749
Other derivative instruments	261,041	553,790
Totals	$660,614	$810,539

The fair values of certain other derivative financial instruments (tainted equity) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Note 16. Discontinued Operations

On October 1, 2011, the Company and Jeff Turnbull entered into a Stock Purchase and Termination Agreement pursuant to which the Company sold all of the issued and outstanding shares (the “Turnbull Shares”) of capital stock of Turnbull Oil, Inc. owned by the Company to Mr. Turnbull for consideration of cash and receivables in the amount of $545,000 and the cancellation of approximately $3.46 million of indebtedness, consisting of all principal and interest owed by the Company to Mr. Turnbull in connection with the Purchase. Revenue for discontinued operating unit for the nine months ended September 30, 1011 and September 30, 2010 was $16,066,072 and $12,799,962, respectively. The carrying value of Turnbull at the time of sale was $4,000,000 including goodwill of $1,760,505. The carrying value of goodwill for Turnbull prior to the sale was $2,681,925. The sale resulted in a $921,420 write-down of goodwill, which is reflected in the net loss from discontinued operations for the three and nine months ended September 30, 2011. This impairment was necessary to write down the carry value of Turnbull to the consideration received in the sale subsequent to period end.

Note 17. Subsequent Events

Other than the sale of Turnbull described in Note 16, there were no material subsequent events.

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

We acquired Turnbull Oil, Inc., located in Plainville, Kansas, and its subsidiary, Basinger propane, located in Utica, Kansas, on May 15, 2009. We made our second acquisition, United Oil & Gas, Inc., located in Bottineau, North Dakota, effective January 1, 2010. The operations of Turnbull (including Basinger) and United were our sole source of revenue from sales in the quarter. We purchase fuel from local suppliers and then sell and deliver it to a broad range of regional customers. This diversification of our customer base mitigates our dependence on any one segment and allowed us to remain operationally profitable and increase revenue even during the recession in 2009-2010. Customers are primarily wholesale businesses, farmers, drillers, private individuals and construction businesses. While fuel sales remained fairly constant throughout the year, propane sales are significantly higher in the winter months when heating fuel is in high demand.

On October 1, 2011, the Company and Jeff Turnbull entered into a Stock Purchase and Termination Agreement pursuant to which the Company sold all of the issued and outstanding shares (the “Turnbull Shares”) of capital stock of Turnbull Oil, Inc. owned by the Company to Mr. Turnbull for consideration of cash and the cancellation of approximately $3.46 million of indebtedness, consisting of all principal and interest owed by us to Mr. Turnbull in connection with the original purchase of Turnbull in 2009. The financial report reflects the impact of this sale by separating Turnbull results in “discontinued operations”.

We sold Turnbull because the debt burden associated with finalizing the acquisition was becoming prohibitive and was preventing us from investing in the growth opportunities available at United subsidiary in North Dakota. The sale also provided much needed cash. However, the sale increases business risk as Turnbull Oil was a significant source of revenue and profit. Based on the sale of Turnbull, we anticipate a significant reduction in revenue and expense in future quarters due to the discontinuation of the Turnbull Operations. Our sole source of revenue now comes from United Oil.

Going forward, our primary emphasis will be growth within United subsidiary in North Dakota and continuing to reduce debt. We also plan to continue to opportunistically pursue strategic acquisitions. We have a medium to long-term focus of acquiring additional oil and gas service companies and expanding within the oil and gas service sector. Since Turnbull subsidiary was sold and is considered to be discontinued operations, the analysis below includes financial results for the corporate entity and United subsidiary only. It does not include discontinued operations from Turnbull.

Results of Operations

	Three Months Ended September 30,
Sales by Subsidiary ($000’s)	2011		2010		Change
	$	%	$	%	$	%
United	1,665	100	1,653	100	12	1
Total	1,665	100	1,653	100	12	1

Net Sales. For the quarter ended September 30, 2011, total net sales were $1.7 million which is within 1% of sales for the quarter ended September 30, 2010. Compared to the three months ended September 30, 2010, prices were higher and volume was down during the quarter ended September 30, 2011. This is primarily due to heavy rain and flooding in North Dakota that caused a significant drop in fuel sales to farmers.

	Nine Months Ended September 30,
Sales by Subsidiary ($000’s)	2011		2010		Change
	$	%	$	%	$	%
United	5,109	100	4,929	100	180	4
Total	5,109	100	4,929	100	180	4

Net Sales. For the nine months ended September 30, 2011, total net sales were $5.1 million compared to $4.9 million for the same period in 2010. United subsidiary provided 100% of sales revenue. Compared to the nine months ended September 30, 2010, prices were higher but volume was down for the nine months ended September 30, 2011 primarily due to heavy rain and flooding in North Dakota that caused a significant drop in fuel sales to farmers.

Since Turnbull was sold on October 1, 2011, the focus is on improving United sales in future periods. The overall economy appears to be improving at a very slow rate, however economic activity in North Dakota is booming and we are taking steps to capitalize on the growth. We expect improved sales volume from United in the fourth quarter and into 2012.

	Three Months Ended September 30,
Operating Expenses by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	131	43	105	38	26	25
United	173	57	168	62	5	3
Total	304	100	273	100	31	11

Operating expenses. Operating expenses increased by $31,000, or 11%, for the quarter ended September 30, 2011 compared to the same period in 2010. Corporate overhead costs increased by 25% primarily due to the cost of issuing proxy materials related to the annual meeting. Operating costs at United increased by 3% due to repair and maintenance expenses related to heavy rains and flooding.

	Nine Months Ended September 30,
Operating Expenses by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	485	51	420	51	65	15
United	463	49	411	49	52	13
Total	948	100	831	100	117	14

Operating expenses. Operating expenses increased by $117,000 or 14%, for the nine months ended September 30, 2011 compared to the same period in 2010. Corporate overhead costs increased by $65,000 (15%) for the nine months ended September 30, 2011 compared to the same period in 2010. This is primarily the result of increased legal and audit fees (professional fees) that were incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934 in July 2010 and the cost of mailing out proxy materials for the 2011 annual meeting. United operating expenses increased by $52,000 (13%). The increase is primarily due to repair and maintenance costs related to dyke improvements necessary because of heavy rains and flooding in North Dakota.

We anticipate consistent operating expenses for the fourth quarter of 2011 at the Corporate level. At United, we anticipate additional costs from planned opening of a second retail convenience store and gas at the end of 2011 or beginning of 2012.

	Three Months Ended September 30,
Operating Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(131)	47	(105)	78	(26)	25
United	(150)	53	(30)	22	(120)	400
Total	(281)	100	(135)	100	(146)	108

Operating Income/(Loss). For the three months ended September 30, 2011, operating loss was $281,000, compared to a loss of $135,000 for the same period in 2010. This is due in part to the increase in corporate operating costs, as described above. However, the lower sales volume at United is also a significant factor. For the three months ended September 30, 2011, United sustained an operating loss of $150,000 compared to operating loss of $30,000 for the same period in 2010. The difference is primarily attributable to the decrease in fuel sales volume due to heavy rains and flooding in North Dakota as well as additional maintenance costs due to heavy rains and flooding.

	Nine Months Ended September 30,
Operating Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(484)	62	(421)	105	(63)	15
United	(296)	38	20	(5)	(316)	(1,580)
Total	(780)	100	(401)	100	(214)	95

Operating Income/(Loss). For the nine months ended September 30, 2011, operating loss was $780,000 compared to a loss of $401,000 for the same period in 2010. Corporate operating costs increased by $63,000 (15%) due to the increase in legal and audit fees and proxy costs described above. For the nine months ended September 30, 2011, United sustained an operating loss of $296,000 compared to operating profit of $20,000 for the same period in 2010. This is due to lower gross margins due to increased competition in the local market created by the increase in fuel prices during the first calendar quarter of 2011 and the drop in sales during the second fiscal quarter of 2011 due to heavy rain and flooding. In addition, due to the economic boom in the area, the supply of fuel has been short at times, requiring deliveries from suppliers further away and pushing up freight costs. This had an additional negative impact on gross margin.

	Three Months Ended September 30,
Net Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%		%	$	%
Corporate	(281)	66	(43)	57	(238)	553
United	(146)	34	(32)	43	(114)	356
Total	(427)	100	(75)	100	(352)	469

Net Income/(Loss). For the three months ended September 30, 2011, Net Loss was $427,000, compared to a loss of $75,000 for the same period in 2010. The difference of $352,000 is directly attributable to the reduction in operating income discussed above in addition to a gain on derivative liability of 97,000 incurred in 2010. This is a non-cash gain.

	Nine Months Ended September 30,
Net Income(Loss) by Division: ($000’s)	2011		2010		Change
	$	%	$	%	$	%
Corporate	(1,628)	85	(745)	102	(883)	119
United	(279)	15	13	(2)	(292)	(2,246)
Total	(1,907)	100	(732)	100	(1,175)	161

Net Income/(Loss). For the nine months ended September 30, 2011, Net Loss was $1,907,000, compared to a loss of $732,000 over the same period in 2010. In addition to the factors discussed above, the difference is attributable to accretion expense from derivative instruments of $398,000 for the nine months ended September 30, 2011 compared to $97,000 for the same period in 2010 and a net loss from conversion of debt of $481,000 for the nine months ended September 30, 2011 compared to $0 for the same period in 2010. Both of these items are non-cash expense items. Additional items are discussed below.

Interest Income/Expense and Other Income/(Loss).  We incurred interest expense of $47,000 for the three months ended September 30, 2011 compared to expense of $18,000 for the same period in 2010. Most of the increase is attributable to interest accruing on our outstanding promissory notes, especially the $3.5 million note to Jeff Turnbull, which did not have interest payable for the three months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was $137,000 compared to $80,000 for same period in 2010.

Liquidity and Capital Resources

Our cash balance at September 30, 2011 was $11,000 compared to $4,000 at December 31, 2010. An additional $16,000 is held as restricted cash at quarter ended September 30, 2011 because cash balances at subsidiary is restricted to working capital purposes until the promissory note issued in connection with the acquisition is paid in full. During the nine months ended September 30, 2011, operating activities used $262,000 ($2,379,000 from net loss). Included as a non-cash expense was $226,000 of depreciation and amortization expense and $481,000 expense from the loss on conversion of debt. Other adjustments related primarily to changes in accounts receivable, inventory, and accounts payable. Investing activities utilized $205,000. This balance is for the purchase of equipment at discontinued Turnbull subsidiary. Financing activities provided $474,000. Financing activities for the nine months ended September 30, 2011 included the reduction of existing debt by $239,000 and the sale of convertible notes in the amount of $410,000.

On a consolidated basis, current assets on the balance sheet as of September 30, 2011 were $271,000 against current liabilities of $2,707,000 . A large component of the current liabilities is a $661,000 liability for derivatives. This is a non-cash liability based on the expected loss on conversion of convertible debt into stock. Long-term debt primarily consists of $320,000 in convertible notes payable. The $3.5 million note payable to Jeff Turnbull was dissolved as part of the sale of Turnbull Oil on October 1, 2011.

Accounts receivable at September 30, 2011 were $78,000 compared to $98,000 at December 31, 2010. These balances are shown net of allowance for doubtful accounts in the amount of $0 and $0, respectively. Accounts receivable are from customers of United. Goodwill of $75,111 is the result of the United acquisition The value of the goodwill is evaluated on an annual basis for impairment and adjusted down if necessary.  Because we sold Turnbull at a loss subsequent to September 30, 2011, which indicated an impairment, goodwill was impaired for $921,420 to mark the carrying value of Turnbull down to the proceeds received on October 1, 2011. This impairment is included within disclosure of discontinued operations.

We consider a number of liquidity and working capital performance ratios in evaluating our financial condition.  The following table includes certain ratios, working capital information, and summarized cash flows for use in understanding our current liquidity and recent trends in this area:

Liquidity and Non-GAAP Working Capital Performance Measures
	September 30, 2011	December 31, 2010
Ratio of current assets to current liabilities – continuing operations	0.10	0.14
Ratio of total assets to total liabilities – continuing operations	0.46	0.54
Working capital (current assets minus current liabilities) – continuing operations	$(2,451,000)	$(2,630,000)

Net cash provided by (used in) the nine months ended:	September 30, 2011	September 30, 2010
Operating activities	$(262,000)	$13,000
Investing activities	(205,000)	(83,430)
Financing activities	474,000	167,000
Earnings before taxes, interest, depreciation/amortization gain/loss on convertible debt (Modified EBITDA) – continuing operations	$(634,000)	$(522,000)

Balance sheet ratios and working capital declined slightly during the three months ended September 30, 2011 primarily due to consolidated operating losses.

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

	Three months ended September 30,
	2011	2010
Modified EBITDA – continuing operations	$(233,000)	$(85,000)
Income Tax Expense	-	-
Net Interest (Income)/Expense	(46,000)	(18,000)
Depreciation Expense	(22,000)	(30,000)
Amortization Expense	(20,000)	(20,000)
Amortization of discount on convertible debt	(90,000)	(15,000)
Loss on Conversion of Debt	(16,000)	93,000
Net Income from continuing operations:	$(427,000)	$(75,000)

The modified EBITDA balance for the three months ended September 30, 2011 was a loss of $50,000 compared to a gain of $95,000 for the same period in 2010. The difference is primarily attributable to the variance in operating income/loss which was a loss of $142,000 for the three months ended September 30, 2011 and was a profit of $12,000 for the same period in 2010.

	Nine months ended September 30,
	2011	2010
Modified EBITDA – continuing operations	$(634,000)	$(522,000)
Income Tax Expense	-	-
Net Interest (Income)/Expense	(135,000)	(80,000)
Depreciation Expense	(75,000)	(71,000)
Amortization Expense	(59,000)	(60,000)
Amortization of discount on convertible debt	(398,000)	(96,000)
Gain/(Loss) on Conversion of Debt	(606,000)	97,000
Net Income from continuing operations:	$(1,907,000)	$(732,000)

The modified EBITDA balance for the nine months ended September 30, 2011 was a loss of $634,000, compared to a loss of $522,000 over the same period in 2010. The 2010 modified EBITDA includes a one-time non-cash fee of $250,000 that was incurred from the renegotiation of Turnbull note payable.

Off-Balance Sheet Arrangements

As of September 30, 2011 we had no off-balance sheet arrangements.

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

Deferred Revenue. At September 30, 2011 and December 31, 2010, we had $0 and $34,489 of deferred revenue related to payments received in advance from the State of North Dakota through its fuel assistance program. This revenue was realized in the first fiscal quarter of 2011.

Shipping and Handling Costs. Shipping and handling costs are included in products cost of revenues.

Cash and Cash Equivalents. We consider all highly liquid cash investment instruments with an original maturity of three months or less to be cash equivalents.  We maintain our cash accounts at banks which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our deposits are periodically in excess of federally insured limits on a temporary basis. We had at September 30, 2011 and December 31, 2010, $0 and $0, respectively, of cash balances in excess of the FDIC limits. There were no cash equivalents at September 30, 2011 or December 31, 2010.

Cash Restriction. We consider $406,956 and $286,376 of cash on hand to be restricted cash at September 30, 2011 and December 31, 2010, respectively. This cash is considered restricted to working capital purposes of the subsidiaries, and the cash is controlled by managers of the subsidiaries as stipulated in the acquisition agreements. Once payment has been made on debt outstanding to subsidiary managers, cash will become unrestricted.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Gross accounts receivables of approximately $2.4 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively, consist principally of trade receivables from a large number of customers dispersed across a wide geographic base in Kansas, the Dakotas and parts of Montana and have been reduced by allowances for doubtful accounts of approximately $434,000 and $325,820 at September 30, 2011 and December 31, 2010, respectively.

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

Cost of Goods Sold. Cost of Goods Sold for the three months ended September 30, 2011 includes the cost of delivery driver’s salaries in the amount of $76,768 and depreciation of assets used for the storage and delivery of product to customer in the amount of $41,480. Cost of Goods Sold for the three months ended September 30, 2010 includes the cost of delivery driver’s salaries in the amount of $33,136 and depreciation of assets used for storage and delivery of product to customers in the amount of $36,018.

Advertising Costs. All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of income.  Advertising expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $0 and $0, respectively.

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

The goodwill balance of $1,835,616 at September 30, 2011, is related to our acquisitions of Turnbull in 2009 for $2,681,925 and United in 2010 for $75,111 and a valuation allowance on the Turnbull goodwill of $(921,420). The acquired subsidiaries have years of historical operations which represent the goodwill associated with these companies.

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

We tested for impairment of our goodwill at December 31, 2010 and determined that an impairment was not necessary. We sold Turnbull at a loss subsequent to September 30, 2011, which indicated an impairment. As a result, goodwill was impaired for $921,420 to mark the carrying value of Turnbull down to the proceeds received on October 1, 2011.

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

We from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. As of September 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

We utilize various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  We review our warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At September 30, 2011, we had convertible notes valued at $1,159,954 that contain an embedded derivative due to their conversion features not being considered fixed or determinable. In addition to these convertible notes all other debt and equity instruments convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment. These instruments consisted of convertible preferred stock valued at fair value and recorded as a part of the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.  Our only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the convertible debt and tainted equity (discussed above).  We classify the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Monte Carlo model. Under the Monte Carlo model using an expected term equal to the contractual terms of the debt, volatility ranging from 98.8% to 109.1% and a risk-free interest rate ranging from 0.45% to 0.81%, we determined the fair value of the derivative liability to be $660,614 as of September 30, 2011.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	810,539	-	-	810,539	810,539
Total at 12/31/10	810,539			810,539	810,539

Derivative Liabilities	660,614	-	-	660,614	660,614
Total at 9/30/11:	660,614	-	-	660,614	660,614

There were no instruments valued at fair value on a non-recurring basis as of December 31, 2010.

The following table summarizes the discontinued assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011:

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3	Total
Total Assets of Discontinued Operations	4,490,193	4,490,193	-	-	4,490,193
Total Liabilities of Discontinued Operations	(2,250,698)	(2,250,698)			(2,250,698)

Goodwill at September 30, 2011	2,681,925	2,681,925			2,681,925
Valuation allowance for goodwill	(921,420)	(921,420)			(921,420)
Fair Value at time of disposition:	4,000,000	4,000,000	-	-	4,000,000

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We performed an evaluation, under the supervision and participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 based on our material weaknesses described below.  We believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The following deficiencies were noted during our annual audit for the year ended December 31, 2010 and still exist at September 30, 2011:

1.
As of September 30, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Along with 16 other small issuers as part of a broad regulatory effort focused on microcap stocks, we were subject to a ten day Order of Suspension of Trading ended June 17, 2011.  If the Securities and Exchange Commission (“SEC”) continues to have such concerns our stock price and ability to raise additional capital will be negatively impacted.

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

After a review of our historical press releases, we noted that on May 20, 2011, we filed our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 which included, for the first time, restated figures for the period ended March 31, 2010. The Notes to those financial statements detail the adjustments. The SEC noted that we did not issue a press release specifically addressing the restatement. In sum, Total Assets and Liabilities and Stockholders’ Deficit were reduced by $375,000 to $6.6 million. Net loss increased by $292,000 to $639,000.

We believe we have properly complied with the regulations pertaining to the dissemination of information under our control. However, if the SEC continues to have concerns regarding our public statements and issues a second order suspending trading in our stock, our stock price and ability to raise additional capital will be negatively impacted.

Following the sale of Turnbull, United is now our sole operating business.

Net sales from our United subsidiary are about one-third of those of our former Turnbull subsidiary. Dependence on United alone for revenue may hinder our ability to attract additional capital for growth, payment of debt and/or acquisitions. We will also be more susceptible to variance in operating results at United. Due to these factors, our business may suffer.

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

UNITED STATES OIL AND GAS CORP
(Registrant)

Date:	November 17, 2011	BY: /s/ Alex Tawse
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)